Form 10-Q
period 2020-12-31
DD3 Acquisition Corp. II
filed 2021-02-16
CIK 1828957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39767

DD3 ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-3244031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pedregal 24, 3rd Floor, Interior 300 Colonia Molino del Rey, Del. Miguel Hidalgo Mexico City, Mexico	11040
(Address of principal executive offices)	(Zip Code)

+52 (55) 4340-1269

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	DDMXU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	DDMX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	DDMXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of February 16, 2021, there were 12,870,000 shares of Class A common stock, par value $0.0001 per share, and 3,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DD3 ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of December 31, 2020	1
Condensed Statements of Operations for the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020	3
Condensed Statement of Cash Flows for the period from September 30, 2020 (inception) through December 31, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	19

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DD3 ACQUISITION CORP. II

CONDENSED BALANCE SHEET

DECEMBER 31, 2020

(UNAUDITED)

ASSETS
Current assets
Cash	$743,292
Prepaid expenses and other current assets	53,367
Total Current Assets	796,659

Cash and marketable securities held in Trust Account	124,998,848
Total Assets	$125,795,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$85,264
Accrued offering costs	40,000
Total Liabilities	125,264

Commitments and contingencies

Class A common stock subject to possible redemption, 12,067,135 shares at redemption value	120,670,238

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 802,865 issued and outstanding (excluding 12,067,135 shares subject to possible redemption)	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding (1)	312
Additional paid-in capital	5,087,862
Accumulated deficit	(88,249)
Total Stockholders’ Equity	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,795,507

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,	For the Period from September 30, 2020 (Inception) Through December 31,
	2020	2020

Formation and operating costs	$87,097	$87,097
Loss from operations	(87,097)	(87,097)

Other income:
Interest income on marketable securities held in Trust Account	4,847	4,847
Unrealized loss on marketable securities held in Trust Account	(5,999)	(5,999)
Other loss	(1,152)	(1,152)

Net loss	$(88,249)	$(88,249)

Weighted average shares outstanding, basic and diluted (1)	3,016,894	3,060,814

Basic and diluted net income per common share	$(0.03)	$(0.03)

(1)	Excludes an aggregate of up to 12,067,135 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2020

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	—	—	3,162,500	316	24,684	—	25,000

Sale of Units, net of underwriting discounts and offering costs	12,500,000	1,250	—	—	122,032,242	—	122,033,492

Sale of Private Units	370,000	37	—	—	3,699,963	—	3,700,000

Forfeiture of Founder Shares			(37,500)	(4)	4		—

Class A common stock subject to possible redemption	(12,067,135)	(1,207)	—	—	(120,669,031)	—	(120,670,238)

Net loss	—	—	—	—	—	(88,249)	(88,249)

Balance — December 31, 2020	802,865	$80	3,125,000	$312	$5,087,862	$(88,249)	$5,000,005

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

 DD3 ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(88,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,847)
Unrealized loss on marketable securities held in Trust Account	5,999
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(53,367)
Accrued expenses	85,264
Net cash used in operating activities	(55,200)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Units	3,700,000
Proceeds from promissory note – related party	105,747
Repayment of promissory note – related party	(105,747)
Payments of offering costs	(426,508)
Net cash provided by financing activities	125,798,492

Net Change in Cash	743,292
Cash – Beginning	—
Cash – Ending	$743,292

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$40,000
Initial classification of Class A common stock subject to possible redemption	$120,757,490
Change in value of Class A common stock subject to possible redemption	$(87,252)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DD3 Acquisition Corp. II (the “Company”) was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on December 7, 2020. On December 10, 2020, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 370,000 units (each, a “Private Unit” and, collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to DD3 Sponsor Group, LLC (the “Sponsor”) and the Forward Purchase Investors (as defined in Note 4), generating gross proceeds of $3,700,000, which is described in Note 4.

Transaction costs amounted to $2,966,508, consisting of $2,500,000 of underwriting fees and $466,508 of other offering costs. In addition, on December 10, 2020, cash of $743,292 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on December 10, 2020, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to convert all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers and directors have agreed to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to convert their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

If the Company seeks stockholder approval of a Business Combination and it does not conduct conversions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company’s Sponsor, initial stockholders, officers and directors have agreed (a) to waive their conversion rights with respect to any Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination or any amendment to the Amended and Restated Certificate of Incorporation prior thereto and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligations with respect to conversion rights as described in the Company’s final prospectus for its Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to convert their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The Company will have until December 10, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no conversion rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Company’s Sponsor, initial stockholders, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Company’s Sponsor, initial stockholders, officers or directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on December 10, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 11, 2020 and December 16, 2020. The interim results for the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

The Company had no activity for the period ended September 30, 2020 (inception). Accordingly, the condensed balance sheet as of September 30, 2020 is not presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,435,000 shares of Class A common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Forward Purchase Investors purchased an aggregate of 370,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,700,000, in a private placement. The Sponsor purchased an aggregate of 296,000 Private Units and Forward Purchase Investors purchased an aggregate of 74,000 Private Units. Each Private Unit consists of one share of Class A common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and underlying securities will be worthless.

Certain funds affiliated with Baron Capital Group, Inc., which are members of the Sponsor, and MG Partners Multi-Strategy Fund LP (collectively, the “Forward Purchase Investors”) have entered into contingent forward purchase agreements with the Company as described in Note 6.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 13, 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock, resulting in an aggregate of 3,162,500 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend effectuated on December 7, 2020. The Founder Shares included an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Shares). As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 375,000 Founder Shares are no longer subject to forfeiture and 37,500 Founder Shares were forfeited, resulting in an aggregate of 3,125,000 Founder Shares issued and outstanding.

The Company’s Sponsor, initial stockholders, officers and directors have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of one year after the date of the consummation of a Business Combination and the date on which the closing price of the Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing 150 days after a Business Combination, or earlier if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due from Sponsor

As of December 10, 2020, the Company advanced the Sponsor an aggregate of $25,000, which is included in prepaid expenses in the accompanying condensed balance sheet.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and administrative support. For each of the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020, the Company incurred $10,000 in fees for these services, which is included in accrued expenses in the accompanying condensed balance sheet.

Promissory Note — Related Party

On October 13, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $105,747 was repaid at the closing of the Initial Public Offering on December 10, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

NOTE 6. COMMITMENTS

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on December 7, 2020, the holders of the Founder Shares, Private Units, Private Shares, Private Warrants, the units that may be issued upon conversion of Working Capital Loans, the shares of Class A common stock and the warrants issued as part of such units (and any shares of Class A common stock issuable upon the exercise of the Private Warrants and warrants included as part of the units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Private Units and units issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate, payable upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company engaged the underwriters as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, provide financial advisory services to assist the Company in the Company’s efforts to obtain any stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Forward Purchase Agreements

The Forward Purchase Investors entered into contingent forward purchase agreements with the Company as of November 17, 2020 and November 19, 2020, which provide for the purchase by the Forward Purchase Investors of an aggregate of up to 5,000,000 shares of Class A common stock, at a price of $10.00 per share, for total gross proceeds of up to $50,000,000. These shares would be purchased in a private placement to close simultaneously with the consummation of the Company’s Business Combination. These issuances would be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is currently authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 802,865 shares of Class A common stock issued and outstanding, excluding 12,067,135 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is currently authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 3,125,000 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock have the right to vote on the election of directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Private Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any additional units issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) December 10, 2021. The Public Warrants will expire five years after the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying the warrants.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by the Sponsor, initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$124,998,848

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to DD3 Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DD3 Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 30, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private units (“Private Units”) that occurred simultaneously with the consummation of the Initial Public Offering (the “Private Placement”), our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For each of the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020, we had a net loss of $88,249, which consisted of operating costs of $87,097 and an unrealized loss on marketable securities held in our Trust Account of $5,999, offset by interest income on marketable securities held in the Trust Account of $4,847.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.

On December 10, 2020, we consummated the Initial Public Offering of 12,500,000 units (“Units”), at $10.00 per Unit, which included the partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 370,000 Private Units to the Sponsor and the Forward Purchase Investors (as defined below) at a price of $10.00 per Private Unit, generating gross proceeds of $3,700,000.

Following the Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement, a total of $125,000,000 was placed in the Trust Account. We incurred $2,966,508 in transaction costs, including $2,500,000 of underwriting fees and $466,508 of other offering costs.

For the period from September 30, 2020 (inception) through December 31, 2020, net cash used in operating activities was $55,200. Net loss of $88,249 and interest earned on marketable securities held in the Trust Account of $4,847 was offset by an unrealized loss on marketable securities held in the Trust Account of $5,999 and changes in operating assets and liabilities, which provided $31,987 of cash for the period.

As of December 31, 2020, we had marketable securities held in the Trust Account of $124,998,848 (including approximately $1,000 of unrealized loss, net of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) upon consummation of our Business Combination for assisting us in connection with our Business Combination, as described below. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $743,292 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity that would be identical to the Private Units, at a price of $10.00 per unit, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. We began incurring these fees on December 7, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

We have engaged EarlyBirdCapital as an advisor in connection with our Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount up to 3.5% of the gross proceeds of the Initial Public Offering, or $4,375,000 (exclusive of any applicable finders’ fees which might become payable).

Certain funds affiliated with Baron Capital Group, Inc., which are members of the Sponsor, and MG Partners Multi-Strategy Fund LP (collectively, the “Forward Purchase Investors”) have entered into contingent forward purchase agreements (the “Forward Purchase Agreements”) with us that provide for the purchase of an aggregate of up to 5,000,000 shares of Class A common stock (“Forward Purchase Shares”), at a price of $10.00 per Forward Purchase Share, in a private placement to close immediately prior to the closing of our initial Business Combination. Each Forward Purchase Investor will have the right to be excused from its purchase obligation in connection with any specific Business Combination if, within five days following written notice delivered by us of our intention to enter into a specific Business Combination, the Forward Purchase Investor notifies us that it has decided not to proceed with the purchase for any reason. If a Forward Purchase Investor exercises such right, or otherwise fails to purchase the Forward Purchase Shares allocated to it, such Forward Purchase Investor will forfeit a pro rata portion of its interest in the Sponsor or its right to purchase Founder Shares from the Sponsor, as applicable. Any funds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, for expenses in connection with the initial Business Combination or for the combined company’s working capital needs. This obligation is independent of the percentage of stockholders electing to redeem their public shares and could provide us with a minimum funding level for the initial Business Combination. The Forward Purchase Agreements also provide a right of first refusal for the Forward Purchase Investors to participate in any sale of equity securities by us in connection with our initial Business Combination so long as such Forward Purchase Investor elects to purchase its Forward Purchase Shares.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended December 31, 2020. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2020 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on December 10, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 13, 2020, we issued 2,875,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On December 7, 2020, we effected a stock dividend of 287,500 shares with respect to our Class B common stock, resulting in there being an aggregate of 3,162,500 Founder Shares outstanding. No underwriting discounts or commissions were paid with respect to such issuances. On December 10, 2020, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, simultaneously with the consummation of the Initial Public Offering, the Sponsor forfeited an aggregate of 37,500 Founder Shares to us at no cost, and 3,125,000 Founder Shares remain outstanding.

On December 10, 2020, we consummated the Initial Public Offering of 12,500,000 Units, inclusive of 1,500,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option at a price of $10.00 per Unit, generating total gross proceeds of $125,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the consummation of our initial Business Combination or December 10, 2021, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

EarlyBirdCapital acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333- 250212 and 333-251190). The registration statements became effective on December 7, 2020.

Simultaneously with the consummation of the Initial Public Offering, including the partial exercise of the over-allotment option, we consummated the Private Placement of an aggregate of 370,000 Private Units to the Sponsor and the Forward Purchase Investors at a price of $10.00 per Private Unit, generating total proceeds of $3,700,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The Private Units are identical to the Units sold in the Initial Public Offering, except that if held by the initial purchasers or their permitted transferees, the underlying warrants (i) may be exercised on a cashless basis and (ii) are not subject to redemption. If the Private Units are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Units will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. In addition, the Private Units (and the securities underlying the Private Units) are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $2,500,000 in underwriting discounts and commissions and $466,508 for other costs and expenses related to the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement was $125,733,492, of which $125,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 7, 2020, between the Company and EarlyBirdCapital, Inc. (1)
1.2	Business Combination Marketing Agreement, dated December 7, 2020, between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws (2)
4.1	Warrant Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement, dated December 7, 2020, among the Company, DD3 Sponsor Group, LLC, MG Partners Multi-Strategy Fund LP and each of the officers, directors and initial stockholders of the Company (1)
10.2	Investment Management Trust Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement, dated December 7, 2020, among the Company, DD3 Sponsor Group, LLC and certain securityholders (1)
10.4	Stock Escrow Agreement, dated December 7, 2020, among the Company, Continental Stock Transfer & Trust Company and certain securityholders (1)
10.5	Administrative Services Agreement, dated December 7, 2020, between the Company and DD3 Sponsor Group, LLC (1)
10.6	Subscription Agreement for Private Units, dated December 7, 2020, between the Company and DD3 Sponsor Group, LLC (1)
10.7	Subscription Agreement for Private Units, dated December 7, 2020, between the Company and MG Partners Multi-Strategy Fund LP (1)
10.8	Subscription Agreement for Private Units, dated November 17, 2020, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund (1)
10.9	Promissory Note, dated October 13, 2020, issued to DD3 Sponsor Group, LLC (2)
10.10	Subscription Agreement for Founder Shares, dated October 13, 2020, between the Company and DD3 Sponsor Group, LLC (2)
10.11	Forward Purchase Agreement, dated November 17, 2020, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund (2)
10.12	Forward Purchase Agreement, dated November 19, 2020, between the Company and MG Partners Multi-Strategy Fund LP (2)
10.13	Form of Indemnity Agreement (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2020 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DD3 ACQUISITION CORP. II

Date: February 16, 2021	By:	/s/ Dr. Martin M. Werner
	Name:	Dr. Martin M. Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)