Form 10-Q
period 2021-03-31
DD3 Acquisition Corp. II
filed 2021-06-15
CIK 1828957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 15, 2021, there were 12,870,000 shares of Class A common stock, par value $0.0001 per share, and 3,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DD3 ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of March 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021	3
Condensed Statement of Cash Flows for the period from September 30, 2020 (inception) through March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DD3 ACQUISITION CORP. II

CONDENSED BALANCE SHEET

MARCH 31, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$480,726
Prepaid expenses	206,409
Total Current Assets	687,135

Cash and marketable securities held in Trust Account	125,040,112
Total Assets	$125,727,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$170,584
Accrued offering costs	40,000
Total Current Liabilities	210,584

Warrant Liability	190,550

Total Liabilities	401,134

Commitments and contingencies

Class A common stock subject to possible redemption, 12,032,611 shares at redemption value	120,326,110

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 837,389 issued and outstanding (excluding 12,032,611 shares subject to possible redemption)	84
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding (1)	312
Additional paid-in capital	5,323,232
Accumulated deficit	(323,625)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,727,247

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from September 30, 2020 (Inception) Through March 31,
	2021	2021

Formation and operating costs	$194,844	$282,337
Loss from operations	(194,844)	(282,337)

Other income (expense):
Change in fair value of warrant liability	(7,400)	(81,400)
Interest earned on marketable securities held in Trust Account	54,719	59,566
Unrealized loss on marketable securities held in Trust Account	(13,455)	(19,454)
Other income (expense), net	33,864	(41,288)

Net loss	$(160,980)	$(323,625)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	12,048,820	12,051,850

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,946,180	3,533,667

Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	—	—	3,162,500	316	24,684	—	25,000

Sale of 12,500,000 Units, net of underwriting discounts and offering costs	12,500,000	1,250	—	—	122,032,638	—	122,033,888

Sale of 370,000 Private Units, net of warrant liability	370,000	37	—	—	3,590,813	—	3,590,850

Forfeiture of Founder Shares	—	—	(37,500)	(4)	4	—	—

Class A common stock subject to possible redemption	(12,048,820)	(1,205)	—	—	(120,485,883)	—	(120,487,088)

Net loss	—	—	—	—	—	(162,645)	(162,645)
Balance — December 31, 2020	821,180	$82	3,125,000	$312	$5,162,256	$(162,645)	$5,000,005

Change in value of Class A common stock subject to possible redemption	16,209	2	—	—	160,976	—	160,978

Net loss	—	—	—	—	—	(160,980)	(160,980)
Balance — March 31, 2021	837,389	$84	3,125,000	$312	$5,323,232	$(323,625)	$5,000,003

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(323,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(59,566)
Unrealized loss on marketable securities held in Trust Account	19,454
Change in change in fair value of warrant liability	81,400
Offering cost allocable to warrant liability	396
Changes in operating assets and liabilities:
Prepaid expenses	(206,409)
Accrued expenses	170,584
Net cash used in operating activities	(317,766)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Units	3,700,000
Proceeds from promissory note – related party	211,493
Repayment of promissory note – related party	(211,493)
Payments of offering costs	(426,508)
Net cash provided by financing activities	125,798,492

Net Change in Cash	480,726
Cash – Beginning	—
Cash – Ending	$480,726

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$40,000
Initial classification of Class A common stock subject to possible redemption	$120,648,340
Change in value of Class A common stock subject to possible redemption	$(322,230)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on December 7, 2020. On December 10, 2020, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 370,000 units (each, a “Private Unit” and, collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to DD3 Sponsor Group, LLC (the “Sponsor”) and the Forward Purchase Investors (as defined in Note 5), generating gross proceeds of $3,700,000, which is described in Note 5.

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers and directors have agreed to vote their Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to convert their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company become obligated to redeem a significant number of its Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Warrants (as defined in Note 5) as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”).

In consideration of the SEC Statement, the Company’s management reevaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued balance sheet as of December 10, 2020 and its financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The table below summarizes the effects of the revision on the financial statements for all periods being revised.

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of December 10, 2020 (audited)
Warrant Liability	$—	$109,150	$109,150
Class A Common Stock Subject to Possible Redemption	120,757,490	(109,150)	120,648,340
Class A Common Stock	79	2	81
Additional Paid-in Capital	5,000,611	394	5,001,005
Accumulated Deficit	(1,000)	(396)	(1,396)

Balance sheet as of December 31, 2020 (unaudited)
Warrant Liability	$—	$183,150	$183,150
Class A Common Stock Subject to Possible Redemption	120,670,238	(183,150)	120,487,088
Class A Common Stock	80	2	82
Additional Paid-in Capital	5,087,862	74,394	5,162,256
Accumulated Deficit	(88,249)	(74,396)	(162,645)

Statement of Operations for the Three Months Ended December 31, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(74,000)	$(74,000)
Transaction costs associated with warrant liability	—	(396)	(396)
Net loss	(88,249)	(74,396)	(162,645)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,075,749	(10,915)	12,064,834
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common Stock	3,016,894	46,821	3,063,715
Basic and diluted net loss per share, Common Stock	(0.03)	(0.02)	(0.05)

Statement of Operations for the Period from September 30, 2020 (inception) Through December 31, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(74,000)	$(74,000)
Transaction costs associated with warrant liability	—	(396)	(396)
Net loss	(88,249)	(74,396)	(162,645)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,075,749	(10,915)	12,064,834
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common Stock	3,060,814	2,901	3,063,715
Basic and diluted net loss per share, Common Stock	(0.03)	(0.02)	(0.05)

Cash Flow Statement for the Period from September 30, 2020 (inception) Through December 31, 2020 (unaudited)
Net loss	$(88,249)	$(74,396)	$(162,645)
Change in fair value of warrant liability	—	74,000	74,000
Transaction costs associated with warrant liability	—	396	396
Initial classification of Class A Common Stock subject to possible redemption	120,757,490	(109,150)	120,648,340
Change in value of Class A Common Stock subject to possible redemption	(87,252)	(74,000)	(161,252)

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on December 10, 2020, as well as the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 16, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 11, 2020 and December 16, 2020. The interim results for the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Warrant Liabilities

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40, under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Warrants are valued using a binomial lattice model.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 6,435,000 shares in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	For the Period from September 30, 2020 (Inception) Through March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$41,264	$40,112
Less: interest available to be withdrawn for payment of taxes	(41,264)	(40,112)
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,048,820	12,051,850
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(160,980)	$(323,625)
Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(160,980)	$(323,625)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	3,946,180	3,533,667
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.04)	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, excluding the Private Warrants (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Forward Purchase Investors purchased an aggregate of 370,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,700,000, in a private placement. The Sponsor purchased an aggregate of 296,000 Private Units and Forward Purchase Investors purchased an aggregate of 74,000 Private Units. Each Private Unit consists of one share of Class A common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except as described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and underlying securities will be worthless.

Certain funds affiliated with Baron Capital Group, Inc., which are members of the Sponsor, and MG Partners Multi-Strategy Fund LP (collectively, the “Forward Purchase Investors”) have entered into contingent forward purchase agreements with the Company as described in Note 7.

NOTE 6. RELATED PARTY TRANSACTIONS

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Due from Sponsor

As of December 10, 2020, the Company advanced the Sponsor an aggregate of $25,000, which is included in prepaid expenses in the accompanying condensed balance sheet. The outstanding balance of the $25,000 due was repaid on January 11, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and administrative support. For the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021, the Company incurred $30,000 and $40,000, respectively, in fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed balance sheet at March 31, 2021.

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

NOTE 7. COMMITMENTS

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is currently authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 837,389 shares of Class A common stock issued and outstanding, excluding 12,032,611 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is currently authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 3,125,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$125,040,112

Liabilities:
Warrant Liability – Private Warrants	3	$190,550

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheet. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statement of operations.

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability as of March 31, 2021:

Risk-free interest rate	0.92%
Effective expiration date	4/25/2026
Dividend yield	0.00%
Expected volatility	17.1%
Exercise price	$11.50
One-touch hurdle	$18.15
Unit Price	$9.76

The following table presents the changes in the fair value of Private Warrants:

Fair value as of September 30, 2020 (inception)	$—
Initial classification on December 10, 2020 (Initial Public Offering)	109,150
Change in fair value	74,000
Fair value as of December 31, 2020	183,150
Change in fair value	7,400
Fair value as of March 31, 2021	$190,550

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $160,980, which consisted of interest income on marketable securities held in the Trust Account of $54,719 offset by operating costs of $194,844, a change in fair value of warrant liability of $7,400 and an unrealized loss on marketable securities held in our Trust Account of $13,455.

For the period from September 30, 2020 (inception) through March 31, 2021, we had a net loss of $323,625, which consisted of operating costs of $282,337, a change in fair value of warrant liability of $81,400 and an unrealized loss on marketable securities held in our Trust Account of $19,454, offset by interest income on marketable securities held in the Trust Account of $59,566.

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

For the period from September 30, 2020 (inception) through March 31, 2021, net cash used in operating activities was $317,766. Net loss of $323,625 was affected by interest earned on marketable securities held in the Trust Account of $59,566, offset by an unrealized loss on marketable securities held in the Trust Account of $19,454, a change in fair value of warrant liability of $81,400 and offering costs allocable to warrant liability of $396. Changes in operating assets and liabilities used $35,825 of cash for the period.

As of March 31, 2021, we had marketable securities held in the Trust Account of $125,040,112 (including approximately $40,000 of interest income, net of unrealized loss) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) upon consummation of our Business Combination for assisting us in connection with our Business Combination, as described below. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $480,726 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants underlying the Private Units sold in the Private Placement (the “Private Warrants”) in accordance with the guidance contained in ASC 815 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the Private Warrants are not indexed to our common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a binomial lattice model.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted, for and non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Recent Developments

Subsequent to the period covered by this Quarterly Report, on May 28, 2021, we received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) due to a delay in filing this Quarterly Report with the SEC. The Notice had no immediate effect on the listing or trading of our securities on the Nasdaq Capital Market. Upon the filing of this Quarterly Report, we expect to regain compliance with the Rule.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below.

On April 12, 2021, the staff of the SEC released a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with the Initial Public Offering, including the Private Warrants. As a result of such re-evaluation, the audit committee of our board of directors, in consultation with our management, determined that the Private Warrants should have been classified as derivative liabilities. Our internal control over financial reporting therefore did not result in the proper accounting classification of the Private Warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our previously issued financial statements, as described above and in Note 2 of the notes to the financial statements included herein, had not yet been identified. Due solely to the events that led to such revision, our management has identified a material weakness in our internal control over financial reporting related to the accounting for the Private Warrants, as described above. Although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with the Initial Public Offering, including the Private Warrants. As a result of such re-evaluation and pursuant to the guidance in ASC 815-40, the audit committee of our board of directors, in consultation with our management, determined that the Private Warrants should have been classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the Staff Statement, the audit committee of our board of directors, in consultation with our management, concluded that, in light of the Staff Statement, it was appropriate to revise our previously issued balance sheet as of December 10, 2020 and our financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020. See “—Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the revision of our previously issued balance sheet as of December 10, 2020 and our financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the change in accounting for our Private Warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

The Private Units are identical to the Units sold in the Initial Public Offering, except that if held by the initial purchasers or their permitted transferees, the underlying Private Warrants (i) may be exercised on a cashless basis and (ii) are not subject to redemption. If the Private Units are held by holders other than the initial purchasers or their permitted transferees, then the Private Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. In addition, the Private Units (and the securities underlying the Private Units) are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

DD3 ACQUISITION CORP. II

Date: June 15, 2021	By:	/s/ Dr. Martin M. Werner
	Name:	Dr. Martin M. Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2021	By:	/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)