Form 10-Q
period 2021-06-30
DD3 Acquisition Corp. II
filed 2021-08-16
CIK 1828957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 12,870,000 shares of Class A common stock, par value $0.0001 per share, and 3,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DD3 ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of June 30, 2021	1
Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021	3
Condensed Statement of Cash Flows for the period from September 30, 2020 (inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DD3 ACQUISITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$385,909
Prepaid expenses	167,534
Total Current Assets	553,443

Cash and marketable securities held in Trust Account	125,038,926
Total Assets	$125,592,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$163,140
Accrued offering costs	—
Total Current Liabilities	163,140

Warrant Liability	286,750

Total Liabilities	449,890

Commitments and contingencies

Class A common stock subject to possible redemption, 12,014,248 shares at redemption value	120,142,476

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 855,752 issued and outstanding (excluding 12,014,248 shares subject to possible redemption)	86
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding (1)	312
Additional paid-in capital	5,506,863
Accumulated deficit	(507,258)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,592,369

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 5).

DD3 ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For the Period from September 30, 2020 (Inception) Through June 30,
	2021	2021

Formation and operating costs	$86,248	$368,585
Loss from operations	(86,248)	(368,585)

Other income (expense):
Change in fair value of warrant liability	(96,200)	(177,600)
Interest income (expense) on marketable securities held in Trust Account	(15,702)	43,864
Unrealized gain (loss) on marketable securities held in Trust Account	14,517	(4,937)
Other income (expense), net	(97,385)	(138,673)

Net loss	$(183,633)	$(507,258)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	12,032,611	12,044,812

Basic and diluted net loss per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,962,389	3,683,720

Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)	$(0.15)

DD3 ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	3,162,500	316	24,684	—	25,000
Sale of 12,500,000 Units, net of underwriting discounts and offering costs	12,500,000	1,250	—	—	122,032,638	—	122,033,888
Sale of 370,000 Private Units, net of warrant liability	370,000	37	—	—	3,590,813	—	3,590,850
Forfeiture of Founder Shares	—	—	(37,500)	(4)	4	—	—
Class A common stock subject to possible redemption	(12,048,820)	(1,205)	—	—	(120,485,883)	—	(120,487,088)
Net loss	—	—	—	—	—	(162,645)	(162,645)
Balance — December 31, 2020	821,180	$82	3,125,000	$312	$5,162,256	$(162,645)	$5,000,005

Change in value of Class A common stock subject to possible redemption	16,209	2	—	—	160,976	—	160,978
Net loss	—	—	—	—	—	(160,980)	(160,980)
Balance — March 31, 2021	837,389	$84	3,125,000	$312	$5,323,232	$(323,625)	$5,000,003
Change in value of Class A common stock subject to possible redemption	18,363	2	—	—	183,631	—	183,633
Net loss	—	—	—	—	—	(183,633)	(183,633)
Balance — June 30, 2021	855,752	$86	3,125,000	$312	$5,506,863	$(507,258)	$5,000,003

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 5).

DD3 ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(507,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(43,864)
Unrealized loss on marketable securities held in Trust Account	4,937
Change in change in fair value of warrant liability	177,600
Offering cost allocable to warrant liability	396
Changes in operating assets and liabilities:
Prepaid expenses	(167,534)
Accrued expenses	123,140
Net cash used in operating activities	(412,583)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Units	3,700,000
Proceeds from promissory note – related party	211,493
Repayment of promissory note – related party	(211,493)
Payments of offering costs	(426,508)
Net cash provided by financing activities	125,798,492

Net Change in Cash	385,909
Cash – Beginning	—
Cash – Ending	$385,909

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$40,000
Reversal of offering costs included in accrued offering costs	$(40,000)
Initial classification of Class A common stock subject to possible redemption	$120,648,340
Change in value of Class A common stock subject to possible redemption	$(505,864)

DD3 ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company become obligated to redeem a significant number of its Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. Based on management’s analysis, the Company believes that it will have sufficient working capital and borrowing capacity to meet its need through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on December 10, 2020, as well as the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 16, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 11, 2020 and December 16, 2020. The interim results for the three months ended June 30, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 6,435,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of net loss per common share. Net loss per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from September 30, 2020 (Inception) Through June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$(11,794)	$32,947
Net income allocable to Class A common stock subject to possible redemption	$(11,794)	$32,947
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,040,671	12,044,812
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(183,633)	$(507,259)
Net income allocable to Class A common stock subject to possible redemption	11,794	(32,947)
Non-Redeemable Net Loss	$(171,839)	$(540,205)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	3,954,329	3,683,720
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.04)	$(0.15)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Forward Purchase Investors purchased an aggregate of 370,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,700,000, in a private placement. The Sponsor purchased an aggregate of 296,000 Private Units and Forward Purchase Investors purchased an aggregate of 74,000 Private Units. Each Private Unit consists of one share of Class A common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except as described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and underlying securities will be worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and administrative support. For the three months ended June 30, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021, the Company incurred $30,000 and $70,000, respectively, in fees for these services, of which $50,000 is included in accrued expenses in the accompanying condensed balance sheet at June 30, 2021.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Forward Purchase Agreements

The Forward Purchase Investors entered into contingent forward purchase agreements with the Company as of November 17, 2020 and November 19, 2020, which provide for the purchase by the Forward Purchase Investors of an aggregate of up to 5,000,000 shares of Class A common stock, at a price of $10.00 per share, for total gross proceeds of up to $50,000,000. These shares would be purchased in a private placement to close simultaneously with the consummation of the Company’s Business Combination. These issuances would be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Such agreements were subsequently amended on June 21, 2021 in connection with the Company’s proposed Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is currently authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 855,752 shares of Class A common stock issued and outstanding, excluding 12,014,248 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is currently authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 3,125,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$125,038,926

Liabilities:
Warrant Liability – Private Warrants	3	$286,750

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability as of June 30, 2021:

Risk-free interest rate	0.87%
Effective expiration date	12/07/2026
Dividend yield	0.00%
Expected volatility	22.25%
Exercise price	$11.50
One-touch hurdle	$18.15
Unit Price	$9.92

The following table presents the changes in the fair value of Private Warrants:

Fair value as of September 30, 2020 (inception)	$—
Initial classification on December 10, 2020 (Initial Public Offering)	109,150
Change in fair value	74,000
Fair value as of December 31, 2020	183,150
Change in fair value	7,400
Fair value as of March 31, 2021	$190,550
Change in fair value	96,200
Fair value as of June 30, 2021	$286,750

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 12, 2021, Codere Online Luxembourg, S.A. filed with the SEC a registration statement on Form F-4 (File No. 333-258759), which contains a preliminary proxy statement/prospectus, in connection with the Company’s previously announced proposed Business Combination with Codere Online. There can be no assurance as to whether or when such proposed Business Combination will be completed.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined and described below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 30, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We may consummate a Business Combination with a target business in any geographic location or industry, although we initially focused our search for target businesses in Mexico and Hispanic businesses in the United States. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private units (“Private Units”) that occurred simultaneously with the consummation of the Initial Public Offering (the “Private Placement”), our securities, debt or a combination of cash, securities and debt.

We have incurred, and in the event the Proposed Business Combination is not consummated, expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination, including the Proposed Business Combination, will be successful.

Recent Developments

Proposed Business Combination

On June 21, 2021, we entered into the Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Codere Newco, S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain (“Codere Newco”), Servicios de Juego Online S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain (“SEJO”) whose sole shareholder is Codere Newco, Codere Online Luxembourg, S.A., a limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”) whose sole shareholder is Codere Newco, and Codere Online U.S. Corp., a Delaware corporation (“Merger Sub”) whose sole stockholder is Holdco, which provides for the Proposed Business Combination that will result in the Company and SEJO becoming wholly-owned subsidiaries of Holdco.

In connection with the Proposed Business Combination, Holdco filed a registration statement on Form F-4 (File No. 333-258759) with the SEC on August 12, 2021 (the “Form F-4”) that includes a preliminary proxy statement with respect to our special meeting of stockholders to approve the Business Combination Agreement, among other matters, as well as a preliminary prospectus of Holdco relating to the offer of the securities to be issued in connection with the completion of the Proposed Business Combination. There can be no assurance as to whether or when the Proposed Business Combination will be completed.

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) pursuant to that certain Contribution and Exchange Agreement, dated as of June 21, 2021, by and among Holdco, SEJO and Codere Newco, effective on the effective time of the Exchange (as defined below), Codere Newco will contribute its ordinary shares of SEJO (“SEJO Ordinary Shares”), constituting all the issued and outstanding share capital of SEJO, to Holdco in exchange for additional ordinary shares of Holdco (“Holdco Ordinary Shares”), to be subscribed for by Codere Newco (such contribution and exchange of SEJO Ordinary Shares for Holdco Ordinary Shares, collectively, the “Exchange”); as a result of the Exchange, SEJO will become a wholly-owned subsidiary of Holdco and Holdco will continue to be a wholly-owned subsidiary of Codere Newco; (ii) after the Exchange and immediately prior to the effective time of the Merger (as defined below) (the “Merger Effective Time”), each share of our Class B common stock, par value $0.0001 per share (“Founder Shares”), issued and outstanding immediately prior to the Merger Effective Time will automatically be converted into and exchanged for one share of our Class A common stock, par value $0.0001 per share (“Class A common stock,” and such conversion, the “Class B Conversion”); (iii) not earlier than one Business Day (as defined in the Business Combination Agreement) following the consummation of the Exchange, Merger Sub will merge with and into the Company, with the Company surviving such merger and becoming a direct wholly-owned subsidiary of Holdco (the “Merger”) and, in connection therewith, the Company’s corporate name will change to “Codere Online U.S. Corp.”; (iv) in connection with the Merger, all shares of Class A common stock issued and outstanding immediately prior to the Merger Effective Time, but after the Class B Conversion, will be contributed to Holdco in exchange for one Holdco Ordinary Share for each share of Class A common stock pursuant to a share capital increase of Holdco; and (v) as of the Merger Effective Time, each of our warrants that is outstanding immediately prior to the Merger Effective Time will no longer represent a right to acquire one share of Class A common stock and will instead represent the right to acquire one Holdco Ordinary Share on substantially the same terms (together with the other transactions related thereto, the “Proposed Business Combination”).

The Business Combination Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by our stockholders of the Business Combination Agreement. The terms of the Business Combination Agreement and other related ancillary agreements to be entered into in connection with the closing of the Proposed Business Combination (the “Closing”) are summarized in more detail in our Current Report on Form 8-K filed with the SEC on June 22, 2021 and in the Form F-4.

Subscription Agreements

Contemporaneously with the execution and delivery of the Business Combination Agreement, we entered into two separate Subscription Agreements (collectively, the “Subscription Agreements”) with DD3 Capital Partners S.A. de C.V. (“DD3 Capital”) and Larrain Investment Inc. (“Larrain”, and together with DD3 Capital, the “Susbcribers”), in each case to which Holdco is also a party, pursuant to which we have agreed to issue and sell, in a private placement to close immediately prior to the Closing, (i) an aggregate of 500,000 shares of Class A common stock, for an aggregate purchase price of $5,000,000, at a price of $10.00 per each share of Class A common stock, to DD3 Capital, and (ii) an aggregate of 1,224,000 shares of Class A common stock, for an aggregate purchase price of $12,240,000, at a price of $10.00 per each share of Class A common stock, to Larrain (collectively, the “PIPE”), in each case which shares of Class A common stock will become Holdco Ordinary Shares as a result of the Merger (the “PIPE Shares”).

The closing of the PIPE (the “PIPE Closing”) is contingent upon the substantially concurrent consummation of the Proposed Business Combination. The PIPE Closing will occur on the date of, and immediately prior to, the consummation of the Proposed Business Combination, and will be subject to customary conditions.

Pursuant to the Subscription Agreements, Holdco agreed that, within 30 calendar days after the Closing, Holdco will file with the SEC a registration statement registering the Holdco Ordinary Shares received by the Subscribers in connection with the Proposed Business Combination (the “PIPE Registration Statement”), and Holdco shall use its commercially reasonable efforts to have the PIPE Registration Statement declared effective as soon as practicable after the filing thereof; provided, however, that Holdco’s obligations to include the Holdco Ordinary Shares held by a Subscriber in the PIPE Registration Statement will be contingent upon the respective Subscriber furnishing in writing to Holdco such information regarding the Subscriber, such Holdco Ordinary Shares held by such Subscriber and the intended method of disposition of such shares as shall be reasonably requested by Holdco to effect the registration, and will execute such documents in connection with such registration as Holdco may reasonably request that are customary of a selling stockholder in similar situations.

Each Subscriber also agreed to certain transfer restrictions with respect to its PIPE Shares during the period commencing on the date of the Closing and continuing until the earlier of 90 days after the date of the Closing and the date when the PIPE Registration Statement is declared effective by the SEC.

Each Subscription Agreement will terminate upon the earlier to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms without the Proposed Business Combination being consummated, (ii) upon the mutual written agreement of each of the parties to the Subscription Agreement or (iii) any of the conditions to the PIPE Closing are not satisfied or waived on or prior to the PIPE Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the PIPE Closing.

Forward Purchase Agreements

In connection with the Proposed Business Combination, certain funds affiliated with Baron Capital Group, Inc., which are members of the Sponsor (collectively, “Baron”), and MG Partners Multi-Strategy Fund LP (“MG”, and together with Baron, the “Forward Purchase Investors”) have elected to purchase an aggregate of 5,000,000 shares of Class A common stock (“Forward Purchase Shares”) for an aggregate purchase price of $50,000,000, at a price of $10.00 per Forward Purchase Share, in a private placement to close immediately prior to the Closing, pursuant to the terms of the contingent Forward Purchase Agreements that we entered into with Baron and MG on November 17, 2020 and November 19, 2020, respectively, in connection with the Initial Public Offering, in each case as amended on June 21, 2021 (as amended, the “Forward Purchase Agreements”). Pursuant to such amendments, among other matters, (i) we agreed not to enter into any agreement with any other investor or prospective investor on terms that are more favorable to such other investor or prospective investor than the terms provided to Baron or MG, as applicable, and (ii) certain closing conditions were amended in part to align with the closing conditions in the Business Combination Agreement, including that the terms of the Business Combination Agreement (as the same existed on the date of such amendments) shall not have been amended or modified in a manner, and no waiver thereunder shall have occurred, that would reasonably be expected to be materially adverse to the economic benefits that Baron or MG would reasonably expect to receive under their respective Forward Purchase Agreement, without Baron’s or MG’s written consent, as applicable.

Baron Support Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, we entered into the Investor Support Agreement with Baron (the “Baron Support Agreement”), pursuant to which Baron irrevocably waived its redemption rights with respect to 996,069 public shares acquired by Baron in the Initial Public Offering (the “Baron IPO Shares”) and agreed (a) that it will not redeem, or exercise any of its redemption rights with respect to, any Baron IPO Shares in connection with our special meeting of stockholders to approve the Business Combination Agreement and the Proposed Business Combination and (b) to certain transfer restrictions with respect to the Baron IPO Shares. The Baron Support Agreement and the obligations of Baron under the Baron Support Agreement will automatically terminate upon the earliest of the Closing and the termination of the Business Combination Agreement in accordance with its terms. The Baron Support Agreement is subject to customary conditions, covenants, representations and warranties.

Nasdaq Notice

On May 28, 2021, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we were not then in compliance with Nasdaq Listing Rule 5250(c)(1) due to a delay in filing our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q2 Form 10-Q”) with the SEC. The Notice had no immediate effect on the listing or trading of our securities on the Nasdaq Capital Market, and the Q2 Form 10-Q was subsequently filed with the SEC on June 15, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. We are also incurring expenses in connection with the Proposed Business Combination.

For the three months ended June 30, 2021, we had a net loss of $183,633, which consisted of operating costs of $86,248, a change in fair value of warrant liability of $96,200 and interest expense on marketable securities held in the Trust Account of $15,702, offset by unrealized gain on marketable securities held in our Trust Account of $14,517.

For the period from September 30, 2020 (inception) through June 30, 2021, we had a net loss of $507,259, which consisted of operating costs of $368,585, a change in fair value of warrant liability of $177,600 and an unrealized loss on marketable securities held in our Trust Account of $4,937, offset by interest income on marketable securities held in the Trust Account of $43,864.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and loans from the Sponsor.

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

For the period from September 30, 2020 (inception) through June 30, 2021, net cash used in operating activities was $412,583. Net loss of $507,259 was affected by interest earned on marketable securities held in the Trust Account of $43,864, offset by an unrealized loss on marketable securities held in the Trust Account of $4,937, a change in fair value of warrant liability of $177,600 and offering costs allocable to warrant liability of $396. Changes in operating assets and liabilities used $44,394 of cash for the period.

As of June 30, 2021, we had marketable securities held in the Trust Account of $125,038,926 (including approximately $39,000 of interest expense, net of unrealized loss) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) upon consummation of our Business Combination for assisting us in connection with our Business Combination, as described below. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $385,909 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

We are also party to the Forward Purchase Agreements and have entered into the Business Combination Agreement, the Subscription Agreements and the Baron Support Agreement in connection with the Proposed Business Combination, as described above.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below.

On April 12, 2021, the staff of the SEC released a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with the Initial Public Offering, including the Private Warrants. As a result of such re-evaluation, the audit committee of our board of directors, in consultation with our management, determined that the Private Warrants should have been classified as derivative liabilities, which led to the revision of our previously issued financial statements to reclassify the Private Warrants as liabilities in the Q2 Form 10-Q. Our internal control over financial reporting therefore did not result in the proper accounting classification of the Private Warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Due solely to the events that led to the revision of our previously issued financial statements, our management identified a material weakness in our internal control over financial reporting related to the accounting for the Private Warrants, as described above. Following the identification of such material weakness, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the accounting for our warrants, including consulting with subject matter experts. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Although we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on December 10, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As of June 30, 2021, we continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

On December 10, 2020, we consummated the Initial Public Offering of 12,500,000 Units, inclusive of 1,500,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option at a price of $10.00 per Unit, generating total gross proceeds of $125,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the consummation of our initial Business Combination or December 10, 2021, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

EarlyBirdCapital acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-250212 and 333-251190). The registration statements became effective on December 7, 2020.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of June 21, 2021, by and among the Company, Codere Newco, S.A.U., Servicios de Juego Online S.A.U., Codere Online Luxembourg, S.A. and Codere Online U.S. Corp. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (2)
3.2	Bylaws (3)
10.1	Investor Support Agreement, dated as of June 21, 2021, by and among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund (1)
10.2	Form of Subscription Agreement (1)
10.3	Amendment No. 1 to Forward Purchase Agreement, dated as of June 21, 2021, by and among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund (1)
10.4	Amendment No. 1 to Forward Purchase Agreement, dated as of June 21, 2021, by and between the Company and MG Partners Multi-Strategy Fund LP (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 22, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DD3 ACQUISITION CORP. II

Date: August 16, 2021	By:	/s/ Dr. Martin M. Werner
	Name:	Dr. Martin M. Werner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Daniel Salim
	Name:	Daniel Salim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

