Form 10-Q/A
period 2020-12-31
Codere Online U.S. Corp.
filed 2022-01-27
CIK 1828957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39767

CODERE ONLINE U.S. CORP.*

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

Securities registered pursuant to Section 12(b) of the Act: None

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

*	The original Quarterly Report on Form 10-Q was filed by DD3 Acquisition Corp. II, which changed its name to Codere Online U.S. Corp. on November 30, 2021.

Explanatory Note

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company,” “our company” are to Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II), unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q of the Company as of and for the quarter ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021 (the “Original Filing”).

On November 30, 2021 (the “Closing Date”), the merger of the Company and Codere Online U.S. Corp., a Delaware corporation (“Merger Sub”) was completed pursuant to the terms of the Business Combination Agreement, dated June 21, 2021 (the “Business Combination Agreement”), by and among the Company, Codere Newco, S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain, Servicios de Juego Online S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain, Codere Online Luxembourg, S.A., a limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), and Merger Sub, which among other things provided for the merger of Merger Sub with and into the Company, with the Company surviving such merger (the “Merger”). In connection with the consummation of the business combination contemplated by the Business Combination Agreement (the “Transaction”), “DD3 Acquisition Corp. II” was renamed “Codere Online U.S. Corp.” Also in connection with the consummation of the Transaction, the Company became a direct, wholly-owned subsidiary of Holdco.

Holdco and the Company have re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting and classification of the Class A common stock, par value $0.0001, issued as part of the units sold in the Initial Public Offering on December 10, 2020 (the “Public Shares”). Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company would not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Amended and Restated Certificate of Incorporation (as defined below) in effect prior to the consummation of the Transaction. Pursuant to such re-evaluation, Holdco and the Company have determined that the Public Shares included certain provisions that required classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation that was contained in the Amended and Restated Certificate of Incorporation. The Company has also revised its interpretation of net tangible assets to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In addition, as described in Note 2 to the Company’s quarterly report on Form 10-Q as of and for the quarter ended March 31, 2021, as filed with the SEC on June 15, 2021, the Company identified errors in the financial statements included in the Original Filing, where the Company accounted for its outstanding Private Warrants (as defined in Note 5) as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

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

In consideration of the SEC Statement, the Company’s management reevaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants were not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements included in the Original Filing. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The restatements do not have an impact on the Company’s cash position and cash held in the Trust Account as of the date of the Original Filing.

Subsequent to the consummation of the Transaction on the Closing Date, the internal control structure of the Company ceased to be in operation. Instead, the relevant internal control structure after completion of the Transaction is that of Holdco. Holdco’s management and audit committee identified a material weakness in the Company’s internal control over financial reporting with respect to the Company’s previously issued financial statements related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares.

The restatements are more fully described in Note 2 of the notes to the financial statements included herein.

The Company is filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements

Part I, Item 4. Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer has provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of December 31, 2020 (As Restated)	1
Condensed Statements of Operations for the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020 (As Restated)	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020 (As Restated)	3
Condensed Statement of Cash Flows for the period from September 30, 2020 (inception) through December 31, 2020 (As Restated)	4
Notes to Unaudited Condensed Financial Statements (As Restated)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

ASSETS
Current assets
Cash	$743,292
Prepaid expenses and other current assets	53,367
Total Current Assets	796,659

Cash and marketable securities held in Trust Account	124,998,848
Total Assets	$125,795,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$85,264
Accrued offering costs	40,000
Total Current Liabilities	125,264

Warrant Liability	183,150
Total Liabilities	308,414

Commitments and contingencies
Class A common stock subject to possible redemption, 12,500,000 shares at redemption value	125,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 370,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding(1)	312
Additional paid-in capital	—
Retained earnings	486,744
Total Stockholders’ Equity	487,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,795,507

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENTS OF OPERATIONS

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

	Three Months Ended December 31, 2020	For the Period from September 30, 2020 (Inception) Through December 31, 2020
Formation and operating costs	$87,097	$87,097
Loss from operations	(87,097)	(87,097)

Other income:
Change in fair value of warrant liability	(74,000)	(74,000)
Transaction costs associated with warrant liability	(396)	(396)
Interest income on marketable securities held in Trust Account	4,847	4,847
Unrealized loss on marketable securities held in Trust Account	(5,999)	(5,999)
Other loss	(75,548)	(75,548)

Net loss	$(162,645)	$(162,645)

Weighted average shares outstanding of redeemable Class A common stock	2,989,130	2,989,130

Basic and diluted net income (loss) per share, redeemable Class A common stock	$(0.03)	$(0.03)

Weighted average shares outstanding of nonredeemable Class A and Class B common stock	2,569,457	2,569,457

Basic and diluted net income (loss) per share, nonredeemable Class A and Class B common stock	$(0.03)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2020

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

	Class A Common Stock Subject to Possible Redemption		Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance – September 30, 2020	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	—	—	3,162,500	316	24,684	—	25,000
Sale of 12,500,000 Units	12,500,000	120,757,490	—	—	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	370,000	37	—	—	3,699,963	—	3,700,000
Warrant liability	—	—	—	—	—	—	(109,150)	—	(109,150)
Forfeiture of Founder Shares	—	—	—	—	(37,500)	(4)	4	—	—
Accretion of Class A common stock subject to possible redemption	—	4,242,510	—	—	—	—	(3,615,501)	649,389	(2,966,112)
Net loss	—	—	—	—	—	—	—	(162,645)	(162,645)
Balance – December 31, 2020	12,500,000	$125,000,000	370,000	$37	3,125,000	$312	—	486,744	487,093

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(162,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	74,000
Transaction costs associated with warrant liability	396
Interest earned on marketable securities held in Trust Account	(4,847)
Unrealized loss on marketable securities held in Trust Account	5,999
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(53,367)
Accrued expenses	85,264
Net cash used in operating activities	(55,200)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Units	3,700,000
Proceeds from promissory note – related party	105,747
Repayment of promissory note – related party	(105,747)
Payments of offering costs	(426,508)
Net cash provided by financing activities	125,798,492

Net Change in Cash	743,292
Cash – Beginning	—
Cash – Ending	$743,292

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$40,000
Initial classification of Class A common stock subject to possible redemption	$125,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II) was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

On November 30, 2021 (the “Closing Date”), the merger of the Company and Codere Online U.S. Corp., a Delaware corporation (“Merger Sub”) was completed pursuant to the terms of the Business Combination Agreement, dated June 21, 2021 (the “Business Combination Agreement”), by and among the Company, Codere Newco, S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain, Servicios de Juego Online S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain, Codere Online Luxembourg, S.A., a limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), and Merger Sub, which among other things provided for the merger of Merger Sub with and into the Company, with the Company surviving such merger (the “Merger”). In connection with the consummation of the business combination contemplated by the Business Combination Agreement (the “Transaction”), “DD3 Acquisition Corp. II” was renamed “Codere Online U.S. Corp.” Also in connection with the consummation of the Transaction, the Company became a direct, wholly-owned subsidiary of Holdco. References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to the “Company,” are to Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II), unless the context otherwise indicates.

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, Holdco and the Company have identified errors made in the Company’s historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Holdco and the Company have determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed under circumstances outside the Company’s control. Therefore, Holdco and the Company have concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, the Company has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In addition, as described in Note 2 to the Company’s quarterly report on Form 10-Q as of and for the quarter ended March 31, 2021, as filed with the SEC on June 15, 2021, the Company identified errors in the financial statements included in the Original Filing, where the Company accounted for its outstanding Private Warrants (as defined in Note 5) as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

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

In consideration of the SEC Statement, the Company’s management reevaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants were not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements included in the Original Filing. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Warrant liability	$—	$183,150	$183,150
Class A common stock subject to possible redemption	$120,670,238	$4,329,762	$125,000,000
Class A common stock	$80	$(43)	$37
Additional paid-in capital	$5,087,862	$(5,087,862)	$—
Accumulated earnings (deficit)	$(88,249)	$574,993	$486,744
Total Stockholders’ Equity (Deficit)	$5,000,005	$(4,512,912)	$487,093
Number of shares subject to redemption	12,067,135	432,865	12,500,000
Class A common stock issued and outstanding	802,865	(432,865)	370,000

Statement of Operations for the Three Months Ended December 31, 2020 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Change in fair value of warrant liability	$—	(74,000)	(74,000)
Transaction costs associated with warrant liability	$—	(396)	(396)
Net loss	$(88,249)	$(74,396)	$(162,645)
Weighted average shares outstanding of redeemable Class A common stock	3,016,894	(27,764)	2,989,130
Weighted average shares outstanding of nonredeemable Class A and Class B common stock	—	2,569,457	2,569,457
Basic and diluted net income (loss) per share, nonredeemable Class A and Class B common stock	$—	$(0.03)	$(0.03)

Statement of Cash Flows for the Three Months Ended December 31, 2020 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Net loss	$(88,249)	$(74,396)	$(162,645)
Change in fair value of warrant liability	$—	$74,000	$74,000
Transaction costs associated with warrant liability	$—	$396	$396
Initial classification of Class A common stock subject to possible redemption	$120,757,490	4,242,510	125,000,000
Change in value of Class A common stock subject to possible redemption	$(87,252)	$87,252	$—

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption (As Restated, See Note 2)

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

Warrant Liabilities (As Restated, See Note 2)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

Net Loss Per Common Share (As Restated, See Note 2)

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering or the effect of warrants underlying the 370,000 Units sold in the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The Company’s statement of operations includes a presentation of net earnings (loss) per share of common stock subject to possible redemption and allocates the net income (loss) into the two classes of stock in calculating net earnings (loss) per common share, basic and diluted. For Class A redeemable common stock, net earnings (loss) per common share is calculated by dividing the net loss by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. For Class B non-redeemable common stock, net earnings (loss) per common share is calculated by dividing the net loss by the weighted average number of Class B nonredeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended December 31, 2020	For the Period from September 30, 2020 (Inception) Through December 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Net loss	$(87,462)	$(87,462)
Net loss attributable to Class A common stock subject to possible redemption	$(87,462)	$(84,462)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,989,130	2,989,130
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.03)	$(0.03)

Non-Redeemable Class A and Class B common stock
Numerator: Net loss minus net earnings
Net loss	$(75,183)	$(75,183)
Non-redeemable net loss	$(75,183)	$(75,183)
Denominator: Weighted average non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	2,569,457	2,569,457
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.03)	$(0.03)

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments (As Restated, See Note 2)

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

NOTE 5. PRIVATE PLACEMENT (AS RESTATED, SEE NOTE 2)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY (AS RESTATED, SEE NOTE 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is currently authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 12,870,000 shares of Class A common stock issued and outstanding, including 12,500,000 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS (AS RESTATED, SEE NOTE 2)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS (AS RESTATED, SEE NOTE 2)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$124,998,848

Liabilities:
Warrant Liability – Private Warrants (As Restated, See Note 2)	3	$183,150

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(AS RESTATED, SEE NOTE 2) (UNAUDITED)

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability as of December 31, 2020:

Risk-free interest rate	0.41%
Effective expiration date	4/25/2026
Dividend yield	0.00%
Expected volatility	15.80%
Exercise price	$11.50
One-touch hurdle	$18.14
Unit Price	$10.01

The following table presents the changes in the fair value of Private Warrants:

Fair value as of September 30, 2020 (inception)	$—
Initial classification on December 10, 2020 (As Restated, See Note 2)	109,150
Change in fair value (As Restated, See Note 2)	74,000
Fair value as of December 31, 2020 (As Restated, See Note 2)	183,150

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” are to Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DD3 Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For each of the three months ended December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020, we had a net loss of $162,645, which consisted of operating costs of $87,097, an increase in the fair value of warrant liability of 74,000, transaction costs associated with warrant liability of $396, and an unrealized loss on marketable securities held in our Trust Account of $5,999, offset by interest income on marketable securities held in the Trust Account of $4,847.

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

For the period from September 30, 2020 (inception) through December 31, 2020, net cash used in operating activities was $55,200. Net loss of $162,645 and interest earned on marketable securities held in the Trust Account of $4,847 was offset by an increase in the fair value of warrant liabilities of $74,000, transaction costs associated with warrant liability of $396, an unrealized loss on marketable securities held in the Trust Account of $5,999 and changes in operating assets and liabilities, which provided $31,987 of cash for the period.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering or the effect of warrants underlying the 370,000 Units sold in the private placement in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended December 31, 2020. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below.

Our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption, that were issued in connection with the financial statements as of December 31, 2020. These accounting errors were determined to be indicative of material weaknesses due to its impact on our financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously issued financial statements, as described above and in Note 2 of the notes to the financial statements included herein, had not yet been identified. Due solely to the events that led to such restatement, our management has identified material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments, as described above.

Subsequent to the consummation of the Transaction on the Closing Date, the internal control structure of the Company ceased to be in operation. Instead, the relevant internal control structure after completion of the Transaction is that of Holdco.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 7, 2020, between the Company and EarlyBirdCapital, Inc. (1)
1.2	Business Combination Marketing Agreement, dated December 7, 2020, between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws (2)
4.1	Warrant Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement, dated December 7, 2020, among the Company, DD3 Sponsor Group, LLC, MG Partners Multi-Strategy Fund LP and each of the officers, directors and initial stockholders of the Company (1)
10.2	Investment Management Trust Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement, dated December 7, 2020, among the Company, DD3 Sponsor Group, LLC and certain securityholders (1)
10.4	Stock Escrow Agreement, dated December 7, 2020, among the Company, Continental Stock Transfer & Trust Company and certain securityholders (1)
10.5	Administrative Services Agreement, dated December 7, 2020, between the Company and DD3 Sponsor Group, LLC (1)
10.6	Subscription Agreement for Private Units, dated December 7, 2020, between the Company and DD3 Sponsor Group, LLC (1)
10.7	Subscription Agreement for Private Units, dated December 7, 2020, between the Company and MG Partners Multi-Strategy Fund LP (1)
10.8	Subscription Agreement for Private Units, dated November 17, 2020, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund (1)
10.9	Promissory Note, dated October 13, 2020, issued to DD3 Sponsor Group, LLC (2)
10.10	Subscription Agreement for Founder Shares, dated October 13, 2020, between the Company and DD3 Sponsor Group, LLC (2)
10.11	Forward Purchase Agreement, dated November 17, 2020, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund (2)
10.12	Forward Purchase Agreement, dated November 19, 2020, between the Company and MG Partners Multi-Strategy Fund LP (2)
10.13	Form of Indemnity Agreement (2)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II)

Date: January 27, 2022	By:	/s/ Gonzalo de Osma Bucero
	Name:	Gonzalo de Osma Bucero
	Title:	Director, President and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Date: January 27, 2022	By:	/s/ Moshe Edree
	Name:	Moshe Edree
	Title:	Director

Date: January 27, 2022	By:	/s/ Oscar Iglesias
	Name:	Oscar Iglesias
	Title:	Director