Form 10-Q/A
period 2021-03-31
Codere Online U.S. Corp.
filed 2022-01-27
CIK 1828957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q of the Company as of and for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on June 15, 2021 (the “Original Filing”).

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

The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account as of the date of the Original Filing.

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

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of March 31, 2021 (As Restated)	1
Condensed Statements of Operations for the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021 (As Restated)	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021 (As Restated)	3
Condensed Statement of Cash Flows for the period from September 30, 2020 (inception) through March 31, 2021 (As Restated)	4
Notes to Unaudited Condensed Financial Statements (As Restated)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED BALANCE SHEET

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

ASSETS
Current assets
Cash	$480,726
Prepaid expenses	206,409
Total Current Assets	687,135

Cash and marketable securities held in Trust Account	125,040,112
Total Assets	$125,727,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$170,584
Accrued offering costs	40,000
Total Current Liabilities	210,584

Warrant Liability	190,550
Total Liabilities	401,134

Commitments and contingencies
Class A common stock subject to possible redemption, 12,500,000 shares at redemption value	125,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 370,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding (1)	312
Additional paid-in capital	—
Retained earnings	325,764
Total Stockholders’ Equity	326,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,727,247

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENTS OF OPERATIONS

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

	Three Months Ended March 31,	For the Period from September 30, 2020 (Inception) Through March 31,
	2021	2021
Formation and operating costs	$194,844	$282,337
Loss from operations	(194,844)	(282,337)

Other income (expense):
Change in fair value of warrant liability	(7,400)	(81,400)
Interest earned on marketable securities held in Trust Account	54,719	59,566
Unrealized loss on marketable securities held in Trust Account	(13,455)	(19,454)
Other income (expense), net	33,864	(41,288)

Net loss	$(160,980)	$(323,625)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	12,500,000	7,692,308

Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,495,000	3,027,143

Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

	Class A Common Stock Subject to Possible Redemption		Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance – September 30, 2020	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	—	—	3,162,500	316	24,684	—	25,000
Sale of 12,500,000 Units	12,500,000	120,757,490	—	—	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	370,000	37	—	—	3,699,963	—	3,700,000
Warrant liability	—	—	—	—	—	—	(109,150)	—	(109,150)
Forfeiture of Founder Shares	—	—	—	—	(37,500)	(4)	4	—	—
Accretion of Class A common stock subject to possible redemption	—	4,242,510	—	—	—	—	(3,615,501)	649,389	(2,966,112)
Net loss	—	—	—	—	—	—	—	(162,645)	(162,645)
Balance – December 31, 2021	12,500,000	125,000,000	370,000	37	3,125,000	312	—	486,744	487,093
Net loss	—	—	—	—	—	—	—	(160,980)	(160,980)
Balance – March 31, 2021	12,500,000	$125,000,000	370,000	$37	3,125,000	$312	—	325,764	326,113

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 6).

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

MARCH 31, 2021

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

MARCH 31, 2021

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

MARCH 31, 2021

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

MARCH 31, 2021

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

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported in the Original Filing	Adjustment	As Restated
Class A common stock subject to possible redemption	$120,326,110	$4,673,890	$125,000,000
Class A common stock	$84	$(47)	$37
Additional paid-in capital	$5,323,232	$(5,323,232)	$—
Accumulated earnings (deficit)	$(323,625)	$649,389	$325,764
Total Stockholders’ Equity (Deficit)	$5,000,003	$(4,673,890)	$326,113
Number of shares subject to redemption	12,032,611	467,389	12,500,000
Class A common stock issued and outstanding	837,389	(467,389)	370,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Weighted average shares outstanding of redeemable Class A common stock	12,048,820	451,180	12,500,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding of nonredeemable Class A and Class B common stock	3,946,180	(451,180)	3,495,000
Basic and diluted net income (loss) per share, nonredeemable Class A and Class B common stock	$(0.04)	$0.03	$(0.01)

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

Statement of Operations for the Six Months Ended March 31, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Weighted average shares outstanding of redeemable Class A common stock	12,051,850	(4,359,542)	7,692,308
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.00	$(0.03)	$(0.03)
Weighted average shares outstanding of nonredeemable Class A and Class B common stock	3,533,667	(506,524)	3,027,143
Basic and diluted net income (loss) per share, nonredeemable Class A and Class B common stock	$(0.09)	$0.06	$(0.03)

Statement of Cash Flows for the Six Months Ended March 31, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$120,648,340	4,351,660	125,000,000
Change in value of Class A common stock subject to possible redemption	$(322,230)	$322,230	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on December 10, 2020, as well as the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 16, 2021 and restated Quarterly Report on Form 10-Q, as filed with the SEC simultaneously with this filing, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 11, 2020 and December 16, 2020. The interim results for the three months ended March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

The Company had no activity for the period ended September 30, 2020 (inception). Accordingly, the condensed balance sheet as of September 30, 2020 is not presented.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

Net Loss Per Common Share (As Restated, See Note 2)

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering or the effect of warrants underlying the 370,000 Units sold in the private placement in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	For the Period from September 30, 2020 (Inception) Through March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Net loss	$(125,805)	$(232,234)
Net loss attributable to Class A common stock subject to possible redemption	$(125,805)	$(232,234)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,500,000	7,692,308
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.01)	$(0.03)

Non-Redeemable Class A and Class B common stock
Numerator: Net loss minus net earnings
Net loss	$(35,175)	$(91,391)
Non-redeemable net loss	$(35,175)	$(91,391)
Denominator: Weighted average non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	3,495,000	3,027,143
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.01)	$(0.03)

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

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

Class A Common Stock — The Company is currently authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 12,870,000 shares of Class A common stock issued and outstanding, including 12,500,000 shares of Class A common stock subject to possible redemption.

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

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability as of March 31, 2021:

Risk-free interest rate	0.92%
Effective expiration date	4/25/2026
Dividend yield	0.00%
Expected volatility	17.1%
Exercise price	$11.50
One-touch hurdle	$18.15
Unit Price	$9.76

The following table presents the changes in the fair value of Private Warrants:

Fair value as of September 30, 2020 (inception)	$—
Initial classification on December 10, 2020 (As Restated)	109,150
Change in fair value (As Restated)	74,000
Fair value as of December 31, 2020 (As Restated)	183,150
Change in fair value	7,400
Fair value as of March 31, 2021	$190,550

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

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering or the effect of warrants underlying the 370,000 Units sold in the private placement in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption, that were issued in connection with the financial statements as of March 31, 2021. These accounting errors were determined to be indicative of material weaknesses due to its impact on our financial statements.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified under U.S. GAAP as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with the Initial Public Offering, including the Private Warrants. As a result of such re-evaluation and pursuant to the guidance in ASC 815-40, the audit committee of our board of directors, in consultation with our management, determined that the Private Warrants should have been classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

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

As part of the restatement of our previously issued balance sheet as of December 10, 2020 and our financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the change in accounting for our Private Warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws (2)
31.1*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2020 and incorporated by reference herein.

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