Form 10-Q/A
period 2021-06-30
Codere Online U.S. Corp.
filed 2022-01-27
CIK 1828957

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q of the Company as of and for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Filing”).

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

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of June 30, 2021 (As Restated)	1
Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021 (As Restated)	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021 (As Restated)	3
Condensed Statement of Cash Flows for the period from September 30, 2020 (inception) through June 30, 2021 (As Restated)	4
Notes to Unaudited Condensed Financial Statements (As Restated)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED BALANCE SHEET

JUNE 30, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

ASSETS
Current assets
Cash	$385,909
Prepaid expenses	167,534
Total Current Assets	553,443

Cash and marketable securities held in Trust Account	125,038,926
Total Assets	$125,592,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$163,140
Accrued offering costs	—
Total Current Liabilities	163,140

Warrant Liability	286,750
Total Liabilities	449,890

Commitments and contingencies
Class A common stock subject to possible redemption, 12,500,000 shares at redemption value	125,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 370,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding (1)	312
Additional paid-in capital	—
Retained earnings	142,130
Total Stockholders’ Equity	142,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,592,369

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 6).

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENTS OF OPERATIONS

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

	Three Months Ended June 30,	For the Period from September 30, 2020 (Inception) Through June 30,
	2021	2021
Formation and operating costs	$86,249	$368,585
Loss from operations	(86,249)	(368,585)

Other income (expense):
Change in fair value of warrant liability	(96,200)	(177,600)
Interest income (expense) on marketable securities held in Trust Account	(15,702)	43,864
Unrealized gain (loss) on marketable securities held in Trust Account	14,517	(4,937)
Other income (expense), net	(97,385)	(138,673)

Net loss	$(183,634)	$(507,258)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	12,500,000	9,294,872

Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B common stock	3,495,000	3,183,095

Basic and diluted net loss per share, Non-redeemable Class A and Class B common stock	$(0.01)	$(0.04)

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH JUNE 30, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

	Class A Common Stock Subject to Possible Redemption		Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance – September 30, 2020	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	—	—	3,162,500	316	24,684	—	25,000
Sale of 12,500,000 Units	12,500,000	120,757,490	—	—	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	370,000	37	—	—	3,699,963	—	3,700,000
Warrant liability	—	—	—	—	—	—	(109,150)	—	(109,150)
Forfeiture of Founder Shares	—	—	—	—	(37,500)	(4)	4	—	—
Accretion of Class A common stock subject to possible redemption	—	4,242,510	—	—	—	—	(3,615,501)	649,389	(2,966,112)
Net loss	—	—	—	—	—	—	—	(162,645)	(162,645)
Balance – December 31, 2021	12,500,000	125,000,000	370,000	37	3,125,000	312	—	486,744	487,093
Net loss	—	—	—	—	—	—	—	(160,980)	(160,980)
Balance – March 31, 2021	12,500,000	125,000,000	370,000	37	3,125,000	312	—	325,764	326,113
Net loss	—	—	—	—	—	—	—	(183,634)	(183,634)
Balance – June 30, 2021	12,500,000	$125,000,000	370,000	$37	3,125,000	$312	$—	$142,130	$142,479

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 6).

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH JUNE 30, 2021

(AS RESTATED, SEE NOTE 2) (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(507,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(43,864)
Unrealized loss on marketable securities held in Trust Account	4,937
Change in change in fair value of warrant liability	177,600
Offering cost allocable to warrant liability	396
Changes in operating assets and liabilities:
Prepaid expenses	(167,534)
Accrued expenses	123,140
Net cash used in operating activities	(412,583)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Units	3,700,000
Proceeds from promissory note – related party	211,493
Repayment of promissory note – related party	(211,493)
Payments of offering costs	(426,508)
Net cash provided by financing activities	125,798,492

Net Change in Cash	385,909
Cash – Beginning	—
Cash – Ending	$385,909

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$40,000
Reversal of offering costs included in accrued offering costs	$(40,000)
Initial classification of Class A common stock subject to possible redemption	$125,000,000

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Class A common stock subject to possible redemption	$120,142,476	$4,857,524	$125,000,000
Class A common stock	$86	$(49)	$37
Additional paid-in capital	$5,506,863	$(5,506,863)	$—
Accumulated earnings (deficit)	$(507,258)	$649,388	$142,130
Total Stockholders’ Equity (Deficit)	$5,000,003	$(4,857,524)	$142,479
Number of shares subject to redemption	12,014,248	485,752	12,500,000
Class A common stock shares issued and outstanding	855,752	(485,752)	370,000

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Weighted average shares outstanding of redeemable Class A common stock	12,032,611	467,389	12,500,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding of nonredeemable Class A and Class B common stock	3,962,389	(467,389)	3,495,000
Basic and diluted net income (loss) per share, nonredeemable Class A and Class B common stock	$(0.04)	$0.03	$(0.01)

Statement of Operations for the Nine Months Ended June 30, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Weighted average shares outstanding of redeemable Class A common stock	12,044,812	(2,749,940)	9,294,872
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding of nonredeemable Class A and Class B common stock	3,683,720	(500,625)	3,183,095
Basic and diluted net income (loss) per share, nonredeemable Class A and Class B common stock	$(0.15)	$0.11	$(0.04)

Statement of Cash Flows for the Nine Months Ended June 30, 2021 (unaudited)	As Previously Reported in the Original Filing	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$120,648,340	4,351,660	125,000,000
Change in value of Class A common stock subject to possible redemption	$(505,864)	$505,864	$—

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

Net Loss Per Common Share (As Restated, See Note 2)

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering or the effect of warrants underlying the 370,000 Units sold in the private placement in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from September 30, 2020 (Inception) Through June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Net loss	$(143,508)	$(377,858)
Net loss attributable to Class A common stock subject to possible redemption	$(143,508)	$(377,858)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,500,000	9,294,872
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.01)	$(0.04)

Non-Redeemable Class B common stock
Numerator: Net loss minus net earnings
Net loss	$(40,125)	$(129,400)
Non-redeemable net loss	$(40,125)	$(129,400)
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	3,495,000	3,183,095
Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.01)	$(0.04)

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

Class A Common Stock — The Company is currently authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 12,870,000 shares of Class A common stock issued and outstanding, including 12,500,000 shares of Class A common stock subject to possible redemption.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering or the effect of warrants underlying the 370,000 Units sold in the private placement in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption, that were issued in connection with the financial statements as of June 30, 2021. These accounting errors were determined to be indicative of material weaknesses due to its impact on our financial statements.

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