Form 10-K
period 2021-09-30
Codere Online U.S. Corp.
filed 2022-02-16
CIK 1828957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39767

CODERE ONLINE U.S. CORP.*
(Exact name of registrant as specified in its charter)

Delaware	85-3244031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 rue Robert Stümper Luxembourg Grand Duchy of Luxembourg	L-2557
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +34 91 354 28 19

Securities registered pursuant to Section 12(b) of the Act:

None**

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $122,698,349 (based on the closing sales price of the Class A common stock on March 31, 2021 of $9.7581, as reported on the Nasdaq Capital Market).

As of November 29, 2021, the day prior to effecting the Codere Business Combination (as defined below), there were 12,870,000 shares of Class A common stock, par value $0.0001 per share, and 3,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding. As of February 16, 2022, there were 100 shares of common stock, par value $0.01 per share, issued and outstanding.

*	The company changed its name from DD3 Acquisition Corp. II to Codere Online U.S. Corp. on November 30, 2021.
**	Removed from listing and/or registration under Section 12(b) of the Act pursuant to the Form 25 filed by the Nasdaq Stock Market LLC on November 30, 2021.

Explanatory Note

References throughout this Annual Report on Form 10-K to “we,” “us,” “our,” “the company” or “our company” are to Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II), unless the context otherwise requires.

Subsequent to the period covered by this report, on November 30, 2021, the merger of our company and Codere Online U.S. Corp., a Delaware corporation (“Merger Sub”), was completed pursuant to the terms of the Business Combination Agreement, dated June 21, 2021 (the “Business Combination Agreement”), by and among our company, Codere Newco, S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain (“Codere Newco”), Servicios de Juego Online S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain (“SEJO”), Codere Online Luxembourg, S.A., a limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), and Merger Sub, which among other things provided for the merger of Merger Sub with and into our company, with our company surviving such merger. In connection with the consummation of the business combination contemplated by the Business Combination Agreement (the “Codere Business Combination”), our company was renamed “Codere Online U.S. Corp.” and became a direct, wholly-owned subsidiary of Holdco.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

Annual Report on Form 10-K for the year ended September 30, 2021

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or the context otherwise requires:

●	references to “Baron” refer to Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund, certain funds affiliated with Baron Capital Group, Inc., collectively;

●	references to our “common stock” refer to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

●	references to “contingent forward purchase agreements” refer to the agreements providing for the sale of up to 5,000,000 forward purchase shares to forward purchase investors in a private placement to close immediately prior the closing of our initial business combination;

●	references to “EarlyBirdCapital” refer to EarlyBirdCapital, Inc.;

●	references to “equity-linked securities” refer to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock.

●	references to “forward purchase investors” refer to Baron and MG;

●	references to “forward purchase shares” refer to the up to 5,000,000 shares of Class A common stock to be issued to the forward purchase investors pursuant to the contingent forward purchase agreements;

●	references to “founder shares” refer to shares of our Class B common stock, par value $0.0001 per share, issued prior to our initial public offering and the shares of our Class A common stock issued upon the conversion thereof (for the avoidance of doubt, such shares of Class A common stock will not be “public shares”);

●	references to our “initial stockholders” refer to the holders of our founder shares;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “MG” refer to MG Partners Multi-Strategy Fund LP;

●	references to “private shares” and “private warrants” refer to shares of our Class A common stock and warrants which were sold as part of the private units;

●	references to “private units” refer to units that were sold in private placements in connection with our initial public offering;

●	references to “public shares” refer to shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, including our sponsor, officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●	references to “public warrants” refer to our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market) that are sold to third parties that are not the initial purchasers or their permitted transferees;

●	references to our “sponsor” refer to DD3 Sponsor Group, LLC, a Delaware limited liability company; and

●	references to “we,” “us,” “our,” “the company” or “our company” refer to Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II), a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Codere Business Combination;

●	our potential ability to obtain additional financing following consummation of the Codere Business Combination;

●	the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”); or

●	our financial performance following the Codere Business Combination.

The forward-looking statements contained in this report are based on our expectations and beliefs as of the date of this report concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” and elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business.

Overview

As of September 30, 2021, we were a blank check company formed under the laws of the State of Delaware on September 30, 2020. We were incorporated for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as our initial business combination.

On October 13, 2020, we issued 2,875,000 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.009 per share, in connection with our organization. On December 7, 2020, we effected a stock dividend of 287,500 shares with respect to our Class B common stock, resulting in there being an aggregate of 3,162,500 founder shares outstanding. On December 10, 2020, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, simultaneously with the consummation of our initial public offering, our sponsor forfeited an aggregate of 37,500 founder shares to us at no cost, and 3,125,000 founder shares remain outstanding at September 30, 2021, representing an adjusted purchase price of approximately $0.008 per share.

The registration statements on Form S-1 (File Nos. 333-250212 and 333-251190) for our initial public offering became effective on December 7, 2020. On December 10, 2020, we consummated our initial public offering of 12,500,000 units, inclusive of 1,500,000 units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $125,000,000. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants became exercisable 30 days after the consummation of our initial business combination and will expire five years after the consummation of our initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the consummation of our initial public offering, including the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 370,000 private units to our sponsor and the forward purchase investors at a price of $10.00 per private unit, generating total proceeds of $3,700,000 (the “private placement”). Among the private units, our sponsor purchased an aggregate of 296,000 private units and the forward purchase investors purchased an aggregate of 74,000 private units.

A total of $125,000,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations. We incurred $2,966,508 in transaction costs, including $2,500,000 of underwriting fees and $466,508 of other offering costs, in connection with our initial public offering. As of September 30, 2021, we had marketable securities held in the trust account of $125,056,567 (including approximately $50,181 of interest income, net of unrealized gain) and cash of $268,360 held outside the trust account.

As of September 30, 2021, our units, Class A common stock and warrants traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “DDMXU,” “DDMX” and “DDMXW,” respectively. Our units commenced public trading on December 8, 2020, and our Class A common stock and warrants commenced separate public trading on January 27, 2021. On November 30, 2021, the Nasdaq Stock Market LLC filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, Class A common stock and warrants. As a result, our units, Class A common stock and warrants are no longer listed on the Nasdaq.

Codere Business Combination

On June 21, 2021, we entered into the Business Combination Agreement with Codere Newco, SEJO, Holdco and Merger Sub, which provided for the Codere Business Combination that resulted, among other things, in the Company and SEJO becoming wholly-owned subsidiaries of Holdco, as described in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In connection with the Codere Business Combination, Holdco filed a registration statement on Form F-4 (File No. 333-258759) (as subsequently amended, the “Form F-4”) with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2021 that included a proxy statement with respect to our special meeting of stockholders, which was held on November 18, 2021to approve the Business Combination Agreement, among other matters, as well as a prospectus of Holdco with respect to the issuance of Holdco securities in the Codere Business Combination.

Pursuant to the Business Combination Agreement, following the effectiveness of (i) the contribution and exchange, effective at 10:00 a.m. New York time on November 29, 2021 (the “Exchange Effective Time”), by Codere Newco of its ordinary shares of SEJO, all with a nominal value of €1.00 per share, (the “SEJO Ordinary Shares”) to Holdco in exchange for additional ordinary shares of Holdco, with a nominal value of €1.00 per share (the “Holdco Ordinary Shares”), which were subscribed for by Codere Newco (the “Exchange”), as contemplated by and pursuant to the Contribution and Exchange Agreement, dated as of June 21, 2021, by and between Holdco, SEJO and Codere Newco (the “Contribution and Exchange Agreement”) and (ii) the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Holdco (the “Merger”) at 12:01 a.m. New York time on November 30, 2021 (the “Merger Effective Time”), the parties consummated the Codere Business Combination and SEJO and the Company became direct wholly-owned subsidiaries of Holdco. Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order:

●	pursuant to the Contribution and Exchange Agreement, Codere Newco, effective on the Exchange Effective Time, contributed its SEJO Ordinary Shares constituting all the issued and outstanding share capital of SEJO to Holdco in exchange for additional Holdco Ordinary Shares, which were subscribed for by Codere Newco. As a result of the Exchange, SEJO became a wholly-owned subsidiary of Holdco and Holdco continued to be a wholly-owned subsidiary of Codere Newco at the Exchange Effective Time;

●	after the Exchange and immediately prior to the Merger Effective Time, each share of the Company’s Class B common stock automatically converted into and exchanged for one share of the Company’s Class A common stock (the “Class B Conversion”);

●	on the Closing (as defined below) date, pursuant to the Merger, Merger Sub merged with and into the Company, with the Company surviving such merger and becoming a direct wholly-owned subsidiary of Holdco and, in connection therewith, the Company’s corporate name changed to “Codere Online U.S. Corp.”;

●	in connection with the Merger, all shares of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time, but after the Class B Conversion, were contributed to Holdco in exchange for the Merger Consideration (as defined in the Business Combination Agreement) in the form of one Holdco Ordinary Share for each share of the Company’s Class A common stock pursuant to the share capital increase of Holdco by way of the issuance of one Holdco Ordinary Share in consideration of each share of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time (which for the avoidance of doubt did not include shares of the Company’s Class A common stock as to which redemption rights were exercised) (the “Holdco Capital Increase”), as set forth in the Business Combination Agreement; and

●	as of the Merger Effective Time, each warrant of the Company that was outstanding immediately prior to the Merger Effective Time no longer represented a right to acquire one share of the Company’s DD3 Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms.

Codere Newco held 30,000,000 Holdco Ordinary Shares upon consummation of the Exchange.

At the Merger Effective Time, each share of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time was exchanged for one validly issued and fully paid Holdco Ordinary Share.On November 30, 2021, the Nasdaq Stock Market LLC filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, warrants and Class A common stock. As a result, our units, warrants and Class A common stock were delisted on the Nasdaq. On December 14, 2021, we filed a Form 15 certifying the deregistration of our units, warrants and Class A common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company’s reporting obligations under Section 15(d) of the Exchange Act have been suspended.

Employees

As of September 30, 2021, we had three executive officers. As of February 16, 2022, we have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devoted only as much time as they deem necessary to our affairs. We expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business.

Periodic Reporting and Audited Financial Statements

We have filed electronically with the SEC this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q (including our amended Quarterly Reports on Form 10-Q/A) and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports and other information filed by the company with the SEC are available free of charge on the SEC’s website at www.sec.gov.

We are an emerging growth company as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “ Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company for up to five years. However, if our annual gross revenue is $1.07 billion or more, if our non-convertible debt issued within a three-year period exceeds $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

On November 30, 2021, the Nasdaq Stock Market LLC filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, warrants and Class A common stock. As a result, our units, warrants and Class A common stock were delisted on the Nasdaq. On December 14, 2021, we filed a Form 15 certifying the deregistration of our units, warrants and Class A common stock under Section 12(g) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company’s reporting obligations under Section 15(d) of the Exchange Act have been suspended. As a result, this Form 10-K will be the last report filed by the Company with the SEC unless circumstances change in the future (e.g., an increase in stockholders above the applicable threshold) and reporting obligations are re-activated.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this report. Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our final prospectus for our initial public offering filed with the SEC on December 10, 2020 and our final proxy statement with respect to our special meeting of stockholders to approve the Business Combination Agreement filed with the SEC on October 27, 2021 (the “Proxy Statement”). Except as set forth below, as of the date of this report, there have been no material changes with respect to risk factors previously disclosed in such filings. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

We have identified material weaknesses in our internal control over financial reporting with respect to our previously issued and current financial statements. These material weaknesses could adversely affect Holdco’s and our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the statement by the staff of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”) and prior to the consummation of the Codere Business Combination, the audit committee of our board of directors, in consultation with our management, concluded that, in light of the Staff Statement, it was appropriate to restate our previously issued balance sheet as of December 10, 2020 and our financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020. As part of such processes, we identified a material weakness in our internal control over financial reporting related to the proper accounting classification and valuation of complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Subsequent to the consummation of the Codere Business Combination, the internal control structure of the Company ceased to be in operation. Instead, the relevant internal control structure after completion of the Codere Business Combination is that of Holdco. After consultation with the Company’s independent registered public accounting firm, Holdco’s management and audit committee identified a material weakness in the Company’s internal control over financial reporting with respect to the Company’s previously issued financial statements related to the Company’s application of ASC 480-10-S99-3A to its accounting and classification of the public shares. Holdco and the Company concluded the Company’s previously issued financial statements should be restated to classify all shares of the Company’s Class A common stock subject to possible redemption in temporary equity. On January 26, 2022, Holdco’s audit committee authorized management to restate the Company’s previously issued (i) unaudited financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020, (ii) unaudited financial statements as of March 31, 2021 and for the period from September 30, 2020 (inception) through March 31, 2021 and (iii) unaudited financial statements as of June 20, 2021 and for the period from September 30, 2020 (inception) through June 30, 2021 (collectively, the “Affected Periods”), where Holdco concluded that the control deficiency that resulted in the incorrect classification of the public shares constituted a material weakness related to the proper accounting classification and valuation of complex financial instruments. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in its Amended and Restated Certificate of Incorporation in effect prior to the consummation of the Codere Business Combination (the “Amended and Restated Certificate of Incorporation”). Pursuant to such re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting and classification of the public shares, Holdco and the Company determined that the public shares included certain provisions that required classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation that was contained in the Amended and Restated Certificate of Incorporation, resulting in the filing of amendments to the Company’s quarterly reports on Form 10-Q/A for each of the Affected Periods with the SEC on January 27, 2022. The Company has also revised its interpretation of net tangible assets to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the public shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of common stock. Additionally, the Company’s previously issued financial statements as of December 31, 2020 and for the period from September 30, 2020 (inception) through December 31, 2020 were restated to classify private warrants as derivative liabilities measured at fair value on the Company’s balance sheet.

As a result, financial statements issued with respect to the Affected Periods prior to date of the amendments to the Company’s quarterly reports on Form 10-Q/A should not be relied upon. Holdco will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued financial statements of the Company included in the Proxy Statement and in Holdco’s registration statement on Form F-4 (File No. 333-258759) initially filed by Holdco with the SEC on August 12, 2021, as amended, will not be amended to reflect the Company’s restated financial statements for the Affected Periods, but historical amounts presented in the current and future filings will reflect the Company’s restated financial statements, as applicable.

Additionally, in connection with the preparation of our financial statements for the period from September 30, 2020 (inception) through September 30, 2021, we have identified an accrual that was not initially recorded in the current financial statements for such period. The accrual is recorded in the current financial statements and appropriately reflected. As part of such processes, we identified a material weakness in our internal control over financial reporting related to the process of recording accounts payable and accrued expenses.

As described above, the relevant internal control structure after completion of the Codere Business Combination is that of Holdco. Holdco is in the process of implementing enhancements to its internal control system to combine and streamline the management of its financial, accounting, human resources and other functions. Holdco can give no assurance that the measures Holdco has taken to remediate these material weakness surrounding the Company’s historical financial statements will prevent any future material weaknesses or deficiencies in internal control over financial reporting or that the Company or Holdco will not face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in the Company’s internal control over financial reporting and the preparation of its financial statements, the restatement of the Company’s historical financial information and the Company’s financial information not restated included in historical public filings. In the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of financial statement and any additional remediation measures may be time consuming and costly.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of September 30, 2021, we maintained our principal executive offices at Pedregal 24, 3rd Floor, Interior 300, Colonia Molino del Rey, Del. Miguel Hidalgo, 11040 México City, México. The cost for this space was included in the $10,000 per-month administrative fee our sponsor began charging us for general and administrative services, including office space, utilities and administrative support, commencing on December 7, 2020, pursuant to a letter agreement between us and our sponsor. Since the consummation of the Codere Business Combination on November 30, 2021, our principal executive offices are located at 7 rue Robert Stümper, Luxembourg, Grand Duchy of Luxembourg, L-2557. We consider our office space adequate for our operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

As of September 30, 2021, our units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DDMXU,” “DDMX” and “DDMXW,” respectively. Each unit consisted of one share of Class A common stock and one-half of one warrant. Our units commenced public trading on December 8, 2020, and our Class A common stock and warrants commenced separate public trading on January 27, 2021. On November 30, 2021, the Nasdaq Stock Market LLC filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, Class A common stock and warrants. As a result, our units, Class A common stock and warrants are no longer listed on the Nasdaq.

Holders of Record

On September 30, 2021, there were approximately six holders of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. As of February 16, 2022, Holdco was the sole holder of record of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 13, 2020, we issued 2,875,000 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.009 per share, in connection with our organization. On December 7, 2020, we effected a stock dividend of 287,500 shares with respect to our Class B common stock, resulting in there being an aggregate of 3,162,500 founder shares outstanding. On December 10, 2020, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, simultaneously with the consummation of our initial public offering, our sponsor forfeited an aggregate of 37,500 founder shares to us at no cost, and 3,125,000 founder shares remain outstanding at September 30, 2021, representing an adjusted purchase price of approximately $0.008 per share.

Simultaneously with the consummation of our initial public offering, including the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 370,000 private units to our sponsor and the forward purchase investors at a price of $10.00 per private unit, generating total proceeds of $3,700,000. Among the private units, our sponsor purchased an aggregate of 296,000 private units and the forward purchase investors purchased an aggregate of 74,000 private units. The private units were identical to the units sold in our initial public offering, except that if held by the initial purchasers or their permitted transferees, the underlying private warrants (i) may have been exercised on a cashless basis and (ii) were not subject to redemption. If the private units were held by holders other than the initial purchasers or their permitted transferees, then the private warrants would have been redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. In addition, the private units (and the securities underlying the private units) were not transferable, assignable or salable until after the completion of our initial business combination, subject to certain limited exceptions.

In connection with the Codere Business Combination, (i) Baron elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the Forward Purchase Agreement, dated as of November 17, 2020, by and between the Company and Baron, as amended on June 21, 2021 (the “Baron Forward Purchase Agreement”), and (ii) MG elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the Forward Purchase Agreement, dated as of November 19, 2020, by and between DD3 and MG, as amended on June 21, 2021 (the “MG Forward Purchase Agreement”), in each case in a private placement that occurred immediately prior to the Merger.

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company entered into two separate Subscription Agreements with DD3 Capital Partners S.A. de C.V. (“DD3 Capital”) and Larrain Investment Inc. (“Larrain”) (the “Subscription Agreements”), in each case to which Holdco is also a party, pursuant to which the Company issued and sold, in a private placement that closed immediately prior to the Merger, (i) an aggregate of 500,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $5,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, to DD3 Capital and its permitted transferees, and (ii) an aggregate of 1,224,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $12,240,000, at a price of $10.00 per each share of the Company’s Class A common stock, to Larrain and its permitted transferees.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances.

In connection with the Merger, all shares of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time, but after the Class B Conversion, were contributed to Holdco in exchange for the Merger Consideration in the form of one Holdco Ordinary Share for each share of the Company’s Class A common stock pursuant to the Holdco Capital Increase, as set forth in the Business Combination Agreement. As of the Merger Effective Time, each warrant of the Company that was outstanding immediately prior to the Merger Effective Time no longer represented a right to acquire one share of the Company’s DD3 Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms.

Use of Proceeds

On December 10, 2020, we consummated our initial public offering of 12,500,000 units, inclusive of 1,500,000 units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $125,000,000. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the consummation of our initial business combination and will expire five years after the consummation of our initial business combination, or earlier upon redemption or liquidation.

EarlyBirdCapital acted as sole book-running manager of our initial public offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-250212 and 333-251190). The registration statements became effective on December 7, 2020.

We paid a total of $2,500,000 in underwriting discounts and commissions and $466,508 for other costs and expenses related to our initial public offering. Concurrent with the closing of our initial public offering, we repaid our sponsor $105,747 in satisfaction of an outstanding loan.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering, including the partial exercise of the over-allotment option, and the private placement of private units was $125,733,492, of which $125,000,000 was placed in the trust account.

For a description of the use of the proceeds generated in our initial public offering, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 10, 2020.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report.

Overview

As of September 30, 2021, we were a blank check company formed under the laws of the State of Delaware on September 30, 2020. We were incorporated for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. On June 21, 2021, we entered into the Business Combination Agreement and on November 30, 2021 the Codere Business Combination was consummated.

Recent Developments

Codere Business Combination

On June 21, 2021, we entered into the Business Combination Agreement with Codere Newco, SEJO, Holdco and Merger Sub, which provided for the Codere Business Combination that resulted, among other things, in the Company and SEJO becoming wholly-owned subsidiaries of Holdco. In connection with the Codere Business Combination, Holdco filed the Form F-4 with the SEC that includes a proxy statement with respect to our special meeting of stockholders which was held on November 18, 2021 to approve the Business Combination Agreement, among other matters, as well as a prospectus of Holdco with respect to the issuance of Holdco securities in the Codere Business Combination.

On November 30, 2021, the Nasdaq Stock Market LLC filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, warrants and Class A common stock. As a result, our units, warrants and Class A common stock were delisted on the Nasdaq. On December 14, 2021, we filed a Form 15 certifying the deregistration of our units, warrants and Class A common stock under Section 12(g) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company’s reporting obligations under Section 15(d) of the Exchange Act have been suspended.

Business Combination Agreement

Pursuant to the Business Combination Agreement, following the effectiveness of the transactions contemplated by the Exchange at the Exchange Effective Time and the Merger on the Merger Effective Time, the parties consummated the Codere Business Combination and SEJO and the Company became direct wholly-owned subsidiaries of Holdco. Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order:

●	pursuant to the Contribution and Exchange Agreement, Codere Newco, effective on the Exchange Effective Time, contributed its SEJO Ordinary Shares constituting all the issued and outstanding share capital of SEJO to Holdco in exchange for additional Holdco Ordinary Shares, which were subscribed for by Codere Newco. As a result of the Exchange, SEJO became a wholly-owned subsidiary of Holdco and Holdco continued to be a wholly-owned subsidiary of Codere Newco at the Exchange Effective Time;

●	after the Exchange and immediately prior to the Merger Effective Time, each share of the Company’s Class B common stock automatically converted into and exchanged for one share of the Company’s Class A common stock pursuant to the Class B Conversion;

●	on the Closing Date, pursuant to the Merger, Merger Sub merged with and into the Company, with the Company surviving such merger and becoming a direct wholly-owned subsidiary of Holdco and, in connection therewith, the Company’s corporate name changed to “Codere Online U.S. Corp.”;

●	in connection with the Merger, all shares of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time, but after the Class B Conversion, were contributed to Holdco in exchange for the Merger Consideration (as defined in the Business Combination Agreement) in the form of one Holdco Ordinary Share for each share of the Company’s Class A common stock pursuant to the Holdco Capital Increase, as set forth in the Business Combination Agreement; and

●	as of the Merger Effective Time, each warrant of the Company that was outstanding immediately prior to the Merger Effective Time no longer represented a right to acquire one share of the Company’s DD3 Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms.

Codere Newco held 30,000,000 Holdco Ordinary Shares upon consummation of the Exchange.

At the Merger Effective Time, each share of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time was exchanged for one validly issued and fully paid Holdco Ordinary Share.

The terms of the Business Combination Agreement and other related ancillary agreements entered into in connection with the closing of the Codere Business Combination (the “Closing”) are summarized in more detail in our Current Report on Form 8-K filed with the SEC on June 22, 2021 and in the Form F-4.

Warrant Amendment Agreement

In connection with the Closing of the Codere Business Combination, the Company, Holdco and Continental Stock Transfer & Trust Company, as warrant agent, entered into an agreement at Closing (the “Warrant Amendment Agreement”) to amend the warrant agreement, dated as of December 7, 2020, by and between the Company and Continental, as warrant agent, governing the Company’s warrants entered into by the Company, Holdco and Continental, as warrant agent (the “Original Warrant Agreement”), pursuant to which, among others, as of the Merger Effective Time, (i) each of the issued Company’s warrants that was outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire one share of the Company’s Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms as set forth in the Original Warrant Agreement and (ii) the Company assigned to Holdco all of the Company’s right, title and interest in and to the Original Warrant Agreement and Holdco assumed, and agreed to pay, perform, satisfy and discharge in full, all of the Company’s liabilities and obligations under the Original Warrant Agreement arising from and after the Merger Effective Time.

Subscription Agreements

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company entered into two separate Subscription Agreements with DD3 Capital and Larrain, in each case to which Holdco is also a party, pursuant to which the Company issued and sold, in a private placement that closed immediately prior to the Merger, (i) an aggregate of 500,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $5,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, to DD3 Capital and its permitted transferees, and (ii) an aggregate of 1,224,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $12,240,000, at a price of $10.00 per each share of the Company’s Class A common stock, to Larrain and its permitted transferees (collectively, the “PIPE” and the shares of the Company’s Class A common stock issued in connection with the PIPE, the “PIPE Shares”).

Forward Purchase Agreements

In connection with the Codere Business Combination, (i) Baron elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the Baron Forward Purchase Agreement, and (ii) MG elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the MG Forward Purchase Agreement, in each case in a private placement that occurred immediately prior to the Merger. Among other terms, (i) we agreed not to enter into any agreement with any other investor or prospective investor on terms that are more favorable to such other investor or prospective investor than the terms provided to Baron or MG, as applicable, and (ii) certain closing conditions were amended in part to align with the closing conditions in the Business Combination Agreement, including that the terms of the Business Combination Agreement (as the same existed on the date of the amendments to the forward purchase agreements) shall not have been amended or modified in a manner, and no waiver thereunder shall have occurred, that would reasonably be expected to be materially adverse to the economic benefits that Baron or MG would reasonably expect to receive under their respective forward purchase agreement, without Baron’s or MG’s written consent, as applicable.

Baron Support Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, we entered into the Investor Support Agreement with Baron (the “Baron Support Agreement”), pursuant to which Baron irrevocably waived its redemption rights with respect to 996,069 public shares acquired by Baron in our initial public offering (the “Baron IPO Shares”) and agreed not to (a) redeem, or exercise any of its redemption rights with respect to, any Baron IPO Shares in connection with our special meeting of stockholders to approve the Business Combination Agreement and the Codere Business Combination and (b) to certain transfer restrictions with respect to the Baron IPO Shares. The Baron Support Agreement and the obligations of Baron under the Baron Support Agreement automatically terminated upon the Closing of the Codere Business Combination. The Baron Support Agreement was subject to customary conditions, covenants, representations and warranties.

Pursuant to the Business Combination Agreement, we undertook not to amend, modify, waive or otherwise change any of the Baron Support Agreement, Forward Purchase Agreements and Subscription Agreements without the prior written consent of SEJO, such consent not to be unreasonably withheld, delayed or conditioned.

Results of Operations

We have neither engaged in any operations nor generated any revenues as of the end of the period covered by this report. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues. At September 30, 2021, we generate non-operating income in the form of interest income on marketable securities held in the trust account, and we incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination, including the Codere Business Combination.

For the period from September 30, 2020 (inception) through September 30, 2021, we had a net loss of $1,580,128, which consisted of operating costs of $1,521,995, a change in fair value of warrant liability of $114,700 offset by interest earned on marketable securities held in the trust account of $50,181 and an unrealized gain on marketable securities held in the trust account of $6,386.

Liquidity and Management’s Plan

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.

On December 10, 2020, we consummated our initial public offering of 12,500,000 units, at $10.00 per unit, which included the partial exercise by the underwriters of their over-allotment option in the amount of 1,500,000 units, generating gross proceeds of $125,000,000. Simultaneously with the closing of our initial public offering, we consummated the private placement of an aggregate of 370,000 private units to our sponsor and the forward purchase investors at a price of $10.00 per private unit, generating gross proceeds of $3,700,000.

Following our initial public offering, including the partial exercise of the over-allotment option, and the private placement, a total of $125,000,000 was placed in the trust account. We incurred $2,966,508 in transaction costs, including $2,500,000 of underwriting fees and $466,508 of other offering costs.

For the period from September 30, 2020 (inception) through September 30, 2021, net cash used in operating activities was $530,132. Net loss of $1,580,128 was affected by interest earned on marketable securities held in the trust account of $50,181 and an unrealized gain on marketable securities held in the trust account of $6,386, offset by a change in fair value of warrant liability of $114,700 and offering costs allocable to warrant liability of $396. Changes in operating assets and liabilities used $991,467 of cash for the period.

As of September 30, 2021, we had marketable securities held in the trust account of $125,056,567 (including approximately $50,181 of interest income, net of unrealized gain) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the trust account to pay our taxes. We used substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital upon consummation of our initial business combination for assisting us in connection with our initial business combination, as described below.

As of September 30, 2021, we had cash of $268,360 held outside the trust account. We used the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

Management believed that the funds which the Company had available at September 30, 2021 were insufficient to sustain operations for a period of at least one (1) year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern existed.

On June 21, 2021, the Company entered into the Business Combination Agreement and subsequently on November 30, 2021, the Codere Business Combination closed, which provided the Company access to additional capital that is sufficient to sustain operations and meet obligations as they become due within one year. As such, substantial doubt has been alleviated.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support. We began incurring these fees on December 7, 2020 and continued to incur these fees monthly until the Closing.

We engaged EarlyBirdCapital as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for our initial business combination and assist us with our press releases and public filings in connection with our initial business combination. We paid EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount of 3.5% of the gross proceeds of our initial public offering, or $4,375,000.

We are also party to the forward purchase agreements and have entered into the Business Combination Agreement, the Subscription Agreements and the Baron Support Agreement in connection with the Codere Business Combination, among other agreements in connection with the Codere Business Combination, as described above.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the private warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815 under which the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the private warrants are not indexed to our common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private warrants are valued using a modified Black Scholes model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. We have not considered the effect of the public warrants or the private warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1 of this report and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting described below.

Our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption, as described in Note 2 of the notes to the financial statements included elsewhere in this report, which due to the impact on our financial statements we determined to be material weaknesses. Additionally, we have identified an accrual that was not initially recorded in the current financial statements for the period from September 30, 2020 (inception) through September 30, 2021. The accrual is recorded in the current financial statements and is appropriately reflected. Due to the impact on our financial statements, we determined the adjustment is indicative of a material weakness.

Subsequent to the Closing of the Codere Business Combination on November 30, 2021, the internal control structure of the Company ceased to be in operation and instead, the relevant internal control structure after Closing of the Codere Business Combination is that of Holdco.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 27, 2022, the Company filed amended 10-Q/A Quarterly Reports for the periods ending December 31, 2020, March 31, 2021 and June 30, 2021 to restate the financial statements to correct accounting errors related to the classification Private Placement Warrants and shares subject to possible redemption. Due solely to the events that led to the restatements of our previously issued financial statements, our management identified material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments, as described above.

Additionally, in connection with the preparation of our financial statements for the period from September 30, 2020 (inception) through September 30, 2021, we have identified an accrual that was not initially recorded in the current financial statements for such period. The accrual is recorded in the current financial statements and appropriately reflected. As part of such processes, we identified a material weakness in our internal control over financial reporting related to the process of recording accounts payable and accrued expenses.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Subsequent to the Closing of the Codere Business Combination on November 30, 2021, the internal control structure of the Company ceased to be in operation and instead, the relevant internal control structure after Closing of the Codere Business Combination is that of Holdco.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of September 30, 2021 and until the Merger Effective Time, our directors and executive officers were as follows:

Name	Age	Position
Dr. Martin M. Werner	58	Chairman and Chief Executive Officer
Jorge Combe	43	Chief Operating Officer and Director
Daniel Salim	29	Chief Financial Officer
Dr. Guillermo Ortiz	73	Director
Daniel Valdez	39	Director
Pedro Solís Cámara	61	Director
Luis Campos	68	Director

Dr. Martin M. Werner was our Chief Executive Officer and Chairman of the Board since our inception in September 2020 until the Merger Effective Time. Since January 2021, Dr. Werner has also served as the Chief Executive Officer and Chairman of the Board of DD3 Acquisition Corp. III (“DD3 Acquisition III”). Dr. Werner served as the Chief Executive Officer and Chairman of DD3 Acquisition Corp. (“DD3 Acquisition I”) from July 2018 until the consummation of its business combination with Betterware de México, S.A.B de C.V. (NASDAQ: BWMX) (“Betterware”) in March 2020, and continues to serve as a member of Betterware’s board of directors. He is a co-founding partner of DD3 Capital, a private investment and financial services firm headquartered in Mexico City that provides a wide range of financial services to clients including, among others, merger and acquisitions advisory, equity and debt capital raising advisory and advisory in highly structured debt financing and financial restructurings. Prior to founding DD3 Capital in 2016, Dr. Werner worked at Goldman Sachs for 16 years (2000 – 2016) becoming a Managing Director in 2000 and a Partner in 2006. He was co-head of the Investment Banking Division for Latin America and the country head of the Mexico office. From 2011 to December 2019, Dr. Werner served as the Chairman of the board of directors of Red de Carreteras de Occidente, one of Mexico’s largest private concessionaires operating more than 760 kilometers of toll roads, which was previously owned by Goldman Sachs Infrastructure Partners I, L.P., from 2007 until its sale to Abertis Infraestructuras, S.A. and GIC Special Investments Pte Ltd. Prior to his time with Goldman Sachs, Dr. Werner served in the Mexican Treasury Department as the General Director of Public Credit from 1995 to 1997, and as Deputy Finance Minister from 1997 to 1999. Among his numerous activities, he was in charge of restructuring Mexico’s public debt during the financial crisis of 1994 and 1995. Dr. Werner is the second largest investor of Banca Mifel, a leading mid-market Mexican bank with $3.3 billion in assets and a credit portfolio of $2.0 billion. He was previously a member of the Board of Directors of Grupo Comercial Chedraui, a leading supermarket chain in Mexico and the United States, and is currently a member of the Board of Directors of Empresas ICA, a leading infrastructure construction company in Mexico, and of Grupo Aeroportuario del Centro Norte, one of Mexico’s largest airport operators. He is a member of Yale University’s School of Management Advisory Board. Dr. Werner holds a bachelor’s degree in economics from Instituto Tecnológico Autónomo de Mexico (“ITAM”) and a Ph.D. in economics from Yale University.

Jorge Combe was our Chief Operating Officer and one of our directors since our inception in September 2020 until the Merger Effective Time. Since January 2021, Mr. Combe has also served as the Chief Operating Officer and as a director of DD3 Acquisition III. Mr. Combe served as the Chief Operating Officer from July 2018, and also as a director from October 2018, of DD3 Acquisition I until the consummation of its business combination with Betterware in March 2020. He co-founded DD3 Capital together with Dr. Werner in 2016 and is a managing partner. Prior to co-founding DD3 Capital, he was a Managing Director in the Investment Banking Division of Goldman Sachs in Mexico City from 2010 to 2017. While at Goldman Sachs, Mr. Combe covered companies across the Latin American region and led several initial equity offerings, mergers and acquisitions, structured financing notes and debt offerings transactions in the Mexican and Latin American markets. Prior to joining Goldman Sachs, Mr. Combe was a vice president in the investment banking division in Merrill Lynch from 2009 to 2010. From 2008 to 2009, he worked at GP Investimentos, one of the leading Brazilian private equity firms, where Mr. Combe was part of the founding investment team, analyzing multiple investment opportunities as well as supervising the portfolio company, Fogo de Chao. Prior to joining GP Investimentos, Mr. Combe worked for Credit Suisse as an associate in the equity capital markets group where he was involved in over 20 equity offerings for Latin American companies. Mr. Combe began his career at Banco Banorte as floor equity trader, where he held various positions in Mexico and New York. Mr. Combe is a member of the Board of Directors of Quiero Casa, a leading real estate residential developer in Mexico. He earned an MBA from the Wharton Business School at the University of Pennsylvania and a Bachelor of Science in economics from ITAM.

Daniel Salim was our Chief Financial Officer since our inception in September 2020 until the Merger Effective Time. Since January 2021, Mr. Salim has also served as the Chief Financial Officer of DD3 Acquisition III. Mr. Salim served as the Chief Financial Officer of DD3 Acquisition I from July 2018 until the consummation of its business combination with Betterware in March 2020. Since 2017, Mr. Salim has also been a member of the DD3 Capital team analyzing the deal flow and execution of mergers and acquisitions, equity raising, advisory and debt raising. From 2015 to 2017, Mr. Salim worked for Bank of Tokyo-Mitsubishi in its Latin America Corporate & Investment Banking Group, where he evaluated project finance and acquisition opportunities involving Mexican blue-chip and state-owned companies, across Latin America, in the renewable energy, petrochemicals and oil and gas sectors. From 2013 to 2015, he served as an analyst at HR Ratings, a local rating agency covering medium and large companies in the retail, real estate, consumer, manufacturing and entertainment industries. Mr. Salim received a Bachelor in Finance and Accounting from Universidad Anahuac Norte and is currently a chartered financial analyst candidate.

Dr. Guillermo Ortiz, who served as one of our independent directors since December 2020 until the Merger Effective Time, also served as an independent director of DD3 Acquisition I from October 2018 until the consummation of its business combination with Betterware in March 2020, and continues to serve as a member of Betterware’s board of directors. Dr. Ortiz is currently a member of the Board of BTG Pactual Mexico and has also served as Chairman of BTG Pactual Latin America ex-Brazil, a leading Brazilian financial services company with operations throughout Latin America, the U.S. and Europe, since 2015. Prior to joining BTG, from 2010 to 2015, he was Chairman of the Board of Grupo Financiero Banorte-Ixe, the largest independent Mexican financial institution. In 2009, Dr. Ortiz served as chairman of the Bank of International Settlements based in Basile, Switzerland. Dr. Ortiz served two consecutive six-year terms as Governor of Mexico’s Central Bank from 1998 to 2009. From 1994 to 1997, Dr. Ortiz served as Secretary of Finance and Public Credit in the Mexican Federal Government where he guided Mexico through the “Tequila” crisis and contributed to the stabilization of the Mexican economy, helping return the nation to growth in 1996. He previously served on the Board of Directors of the International Monetary Fund, the World Bank, the Interamerican Development Bank and Wetherford International, a leading company in the oil and equipment industry. Dr. Ortiz is Chairman of the Board of each of the Pe Jacobsson Foundation, a member of Group of Thirty, the Center for Financial Stability, the Globalization and Monetary Policy Institute, the Federal Reserve Bank of Dallas and China’s International Finance Forum. He is also a member of the Board of Directors of a number of Mexican companies, including Grupo Aeroportuario del Sureste, one of Mexico’s largest airport operators, and Vitro, a leading glass manufacturing company in Mexico. Dr. Ortiz is also a member of the Quality of Life Advisory Board of the Government of Mexico City. Dr. Ortiz holds a bachelor’s degree in economics from Universidad Nacional Autónoma de México (UNAM), a master’s degree and a Ph.D. in economics from Stanford University.

Daniel Valdez, who served as one of our independent directors since December 2020 until the Merger Effective Time, has also served as a director (alternate) for Betterware since December 2018, when his co-led special purpose vehicle, Promotora Forteza, S.A. de C.V., acquired a minority stake in the business. He is a Managing Partner of Alternative Investments and Portfolio Manager (Public Equities) for Morales y Guerra Capital Asesores S.A. de C.V. (“MG Capital”). Mr. Valdez has also served as an independent member of investment committees for several public and private investment trusts, including Altum Capital. Prior to joining MG Capital, he held Senior Analyst positions at prominent hedge funds: Sigma Capital Management from 2012 to 2014; Eton Park Capital Management from 2011 to 2012; and Surveyor Capital (Citadel) from 2010 to 2011. Prior to joining Surveyor Capital, Mr. Valdez worked as an Investment Banking Associate for Morgan Stanley in New York from 2008 to 2010. While at Morgan Stanley, he joined the Technology, Media & Telecom group executing several initial equity offerings, mergers and acquisitions, and debt offerings transactions. Mr. Valdez earned an MBA from the Harvard Business School and a Bachelor of Science from Stanford University.

Pedro Solís Cámara who served as one of our independent directors since December 2020 until the Merger Effective Time, is a founding partner and director of Solís Cámara y Cia, S.C. and Solís Cámara, López Guerrero, S.C., which are tax advisory firms headquartered in Mexico City and formed in 1991. Prior to founding Solís Cámara y Cia, S.C. and Solís Cámara, López Guerrero, S.C., Mr. Solís Cámara worked at Galaz, Carstens, Chavero y Yamazaki (currently Deloitte) from 1981 to 1986, where he was the head of Grupo SARE’s tax department. From 1986 to 1991, he worked as an independent tax advisor at Solís Cámara, Escobar y Compañia, S.C. Mr. Solís Cámara has also worked in the academic field as a part-time professor at ITAM from 1985 to 2015 and has participated as a speaker and panel member at numerous conferences on tax issues. From 1995 and 1996, he served as a member of the Fiscal Advisory Council on property tax of the Treasury of Distrito Federal, and from 2013 to 2014, he was part of the training group of the Tax Administration System (SAT). Mr. Solís Cámara served as a director of DD3 Acquisition I from October 2018 until the consummation of its business combination with Betterware in March 2020. Mr. Solís Cámara is an active partner and member of the Fiscal Commission of Colegio de Contadores Públicos de México, A.C. Additionally, he is a member of Instituto Mexicano de Contadores Públicos, A.C., of the IFA Grupo Mexico and of the International Fiscal Association. Currently, Mr. Solís Cámara is an investor and advisor to several companies, including Bardahl de Mexico S.A. de C.V., Grupo Ambrosia, La Era Natural, Don Apoyo, S.A.P.I. de C.V., Grupo Dinero Práctico, Grupo Gicsa S.A.B. de C.V., Day Asesores, Fibra Plus and Latam Hotel Corporation LTD. Mr. Solís Cámara earned his bachelor’s degree in accounting from ITAM in 1983 and his degree in tax law from ITAM in 1985.

Luis Campos, who served as one of our independent directors since December 2020 until the Merger Effective Time, has been in the direct to consumer business for almost 25 years. He has been Chairman of Betterware since 2001. Prior to Betterware, Mr. Campos served as Chairman of Tupperware Americas from 1994 to 1999, Chairman of Sara Lee – House of Fuller Mexico from 1991 to 1993, and Chairman of Hasbro Mexico from 1984 to 1990. Mr. Campos is an active member of the “Consejo Consultivo” of Banamex and he was an active member of the Direct Selling Association, The Latin America Regional Managers’ Club and The Conference Board, and a board member of the Economic Development Commission of Mid Florida, Casa Alianza-Covenant House, The Metro Orlando International Affairs Commission, SunTrust Bank and Casa de Mexico de la Florida Central, Inc. Mr. Campos earned a bachelor’s degree in public accounting from the National Polytechnic Institute of Mexico in 1974.

On November 30, 2021, effective as of the Merger Effective Time, the foregoing directors and executive officers resigned as directors and officers, as applicable of the Company. Following the Merger Effective Time, our directors and executive officers are as follows:

Name	Age	Position
Gonzalo de Osma Bucero	49	President, Treasurer and Director
Moshe Edree	55	Director
Oscar Iglesias	47	Director
Arie Rubinstein	53	Vice President and Secretary

Gonzalo de Osma. Mr. de Osma has been our President and Treasurer and has served as a member of the Company’s board since the Merger Effective Time. Mr. de Osma also currently serves as the Chief Accounting Officer of Holdco. Mr. de Osma has been Codere Group’s Digital Division Chief Financial Officer and member of its Board of Directors since September 2018. Mr. De Osma had various roles in his more than 14-year career at Codere Group and, prior to joining the Digital Division, he was Chief Financial Officer and member of the Board of Directors and Steering Committee of the Codere Group’s Mexican Business unit where it supervised a diversified portfolio, including gaming halls, racetrack, an exhibition center and an amusement park. At that moment, Mr. De Osma lead negotiations on the first international bank loan granted to a Mexican gaming company. In 2017, Mr. De Osma actively participated in the valuation, negotiation and final purchase of a minority stake in the main Mexican Subsidiary of the Codere Group. Previously, he was responsible for the successful merger integration of the joint business under which the Codere Group operated in Mexico. Additionally, he has led several M&A projects, productivity initiatives and implemented cost reductions. Mr. De Osma earned a Bachelor in Business Administration by the University of Wales.

Moshe Edree. Mr. Edree has served as a member of the Company’s board since the Merger Effective Time. Mr. Edree currently serves as the Managing Director of Holdco and as a member of the Holdco Board. Mr. Edree has served as SEJO’s Chief Executive Officer since January 1, 2022. He has also served as Chief Operating Officer and Director in one of the subsidiaries of the Codere Group since 2018, for which he planned and executed a reorganization process and took on responsibility for developing Codere Online. Mr. Edree had various roles in his around two decades of experience in management and directorship in the online gaming world. Between 2012 and 2016, Mr. Edree held an ownership interest as a shareholder of the company that provided services to Ladbrokes to set up its online division. He took a leading role in establishing Ladbroke’s online division and optimizing its digital processes. Between 2010 and 2014, Mr. Edree served as non-executive director of NetPlay TV PLC. Between 2009 and 2012, he also served as Chief Operating Officer of Playtech Turnkey Solution, where he also provided strategic guidance on planning, business and market development for Playtech B2C Partnership. Previously, he was a shareholder and held the office of CEO at IMIntermedia Ltd. Mr. Edree was also a shareholder and partner of Europartners and, since 2012, has served as chairman of Amandi Energy, Ghana. Mr. Edree is founder, owner and holds the office of Chief Executive Officer at Media Serve Ltd. He also serves as director in the board of directors of Top Archive Ltd and Twin City Ltd and provides services to Marketplay Ltd as an advisor to its board of directors on marketing and strategy. In addition, since 2010, Mr. Edree has been a shareholder of Luckyfishgames.com, where he oversaw the creation of this platform focusing on soft casino games tailored to social networks. Mr. Edree earned a Bachelor of Science from the Tel Aviv University and the Holon Institute of Technology in Israel, as well as a Bachelor of Arts from the Pratt University in New York, and a Master of Science in Project Management from the University of Bridgeport (Connecticut).

Oscar Iglesias. Mr. Iglesias has served as a member of the Company’s board since the Merger Effective Time. Mr. Iglesias currently serves as the Chief Financial Officer of Holdco and as a member of the Holdco Board. Mr. Iglesias has served since 2015 as Deputy CFO of Codere Group and, since 2017, as Director of Corporate Development. Mr. Iglesias has served as officer and as a member of the board of directors of multiple subsidiaries of the Codere Group and continues to serve as a member of the board of directors of CCJV S.A.P.I. de C.V. and HR Mexico City Project Co. S.A.P.I. de C.V., two subsidiaries of the Codere Group. His previous experience includes CFO and Head of Corporate Development for Franklyn Hotels & Resorts (Barcelona), principal with the private equity group WL Ross & Co. LLC (New York), and roles within the investment banking and equity research departments of Bear, Stearns & Co. Inc. (New York). Mr. Iglesias graduated from the McIntire School of Commerce at the University of Virginia and has an MBA from Columbia Business School. Oscar is a citizen of both the United States and Spain.

Arie Rubinstein. Mr. Rubinstein has been our Vice President and Secretary since the Merger Effective Time. Mr. Rubinstein joined Codere Group’s legal department for the Online division in September 2020 and currently serves as Deputy General Counsel of Codere Online. Mr. Rubinstein is a senior legal counsel with more than 20 years of experience providing in-house legal counseling in corporate, commercial and secretarial matters mainly for global Israeli private and public companies traded at NASDAQ, NYSE and TASE with operations worldwide. Prior to Codere, Mr. Rubinstein served as Chief Legal Officer of the biotech dental industry company Alpha Bio Tec. Ltd., a subsidiary of Danaher Corp. traded at Nasdaq. Prior to Alpha Bio Tec., Mr. Rubinstein served as Senior Corporate and Commercial Legal Counsel at the headquarters of Israel Chemicals Ltd. (ICL), an Israeli based public company in the chemicals industry, traded at NYSE and TASE, providing in-house legal counseling on corporate, secretarial, commercial and M&A matters. Prior to ICL, Mr. Rubinstein served as General Counsel and Company Secretary of On Track Innovations Ltd. (OTIV), an Israeli based hi-tech fin-tech company traded at Nasdaq, where he provided in-house legal counseling on corporate, commercial and all other legal matters in respect to the company and its subsidiaries operations worldwide, as well as serving as the company’s secretary, director in the subsidiaries companies, and compliance officer. Prior to his in-house counseling work, Mr. Rubinstein worked many years as senior associate in leading law firms in Israel, among them, Avi Neeman & Co. law firm, G. Horowitz & Co. law firm and others. Mr. Rubinstein although was born and raised partly in Mexico, has been residing for many years in Israel where he started his legal profession. Mr. Rubinstein holds a Bachelor of Laws (LLB) degree from the College of Management Academic (COMA) Law School of Tel-Aviv, Israel, is licensed as public notary by the Israeli Ministry of Justice, a certificated mediator and member of the Israeli Bar Association.

Number and Terms of Office of Officers and Directors

As of September 30, 2021 and until the Merger Effective Time, we had six directors. Our board of directors was divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Valdez and Campos, would expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Ortiz and Mr. Solís Cámara, would expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dr. Werner and Mr. Combe, would expire at our third annual meeting of stockholders. We may not have hold an annual meeting of stockholders until after the consummation of our initial business combination.

Prior to the completion of our initial business combination, any vacancy on our board of directors may have been filled by a nominee chosen by holders of a majority of our founder shares.

Our officers were appointed by our board of directors and served at the discretion of our board of directors, rather than for specific terms of office. Our board of directors was authorized to appoint persons to the offices set forth in our bylaws in effect prior to the Merger Effective Time as it deemed appropriate. Our bylaws provided that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and such other officers (including without limitation, Vice Presidents and Assistant Secretaries) as may be determined by our board of directors.

Following the Merger Effective Time, we have three (3) directors. Our directors are elected at the annual meeting of the stockholders. Each director so elected shall hold office until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Any vacancy on our board of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director.

Our officers are appointed by our board of directors and serve until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the principal officers of the Company shall be a President, one or more Vice Presidents, a Treasurer and a Secretary who shall have the duty, among other things, to record the proceedings of the meetings of stockholders and directors in a book kept for that purpose and such other officers as may be determined by our board of directors.

Committees of the Board of Directors

As of September 30, 2021 and until the Merger Effective Time, our board of directors had three standing committees: an audit committee, a nominating committee, and a compensation committee, each of which was composed solely of independent directors. Each committee operated under a charter that was approved by our board of directors and had the composition and responsibilities described below. Upon the Closing of the Codere Business Combination, the audit committee, the nominating committee, and the compensation committee were disbanded, at which point the Company’s board of directors assumed the duties of such committees.

Audit Committee

As of September 30, 2021 and until the Merger Effective Time, the audit committee of our board of directors consisted of Mr. Solís Cámara (chairman), Dr. Ortiz and Mr. Valdez, each of whom was an independent director under Nasdaq’s listing standards. Each member of the audit committee was financially literate, and our board of directors had determined that Mr. Solís Cámara qualified as an “audit committee financial expert” as defined in applicable SEC rules because he met the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The audit committee’s duties, which were specified in our audit committee charter, included, but were not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual reports;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Upon the Closing of the Codere Business Combination, the audit committee was disbanded, at which point the Company’s board of directors assumed the duties of such committee.

Nominating Committee

As of September 30, 2021 and until the Merger Effective Time, the nominating committee of our board of directors consisted of Dr. Ortiz (chairman), Mr. Valdez and Mr. Campos, each of whom was an independent director under Nasdaq’s listing standards. The nominating committee was responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considered persons identified by its members, management, stockholders, investment bankers and others. Upon the Closing of the Codere Business Combination, the nominating committee was disbanded, at which point the Company’s board of directors assumed the duties of such committee.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which were specified in our nominating committee charter, generally provided that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee considered a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our board of directors. The nominating committee may have required certain skills or attributes, such as financial or accounting experience, to meet specific board needs that aroused from time to time and also considered the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee did not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

As of September 30, 2021 and until the Merger Effective Time, the compensation committee of our board of directors consisted of Dr. Ortiz (chairman), Mr. Valdez and Mr. Solís Cámara, each of whom was an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which were specified in our compensation committee charter, included, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees (if any);

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Upon the Closing of the Codere Business Combination, the audit committee was disbanded, at which point the Company’s board of directors assumed the duties of such committee.

Code of Ethics

Prior to Closing of the Codere Business Combination, we adopted a code of ethics applicable to all of our executive officers, directors and employees (if any). The code of ethics codified the business and ethical principles that govern all aspects of our business prior to Closing. We filed a copy of our code of ethics, audit committee charter, nominating committee charter and compensation committee charter as exhibits to our registration statements on Form S-1 (File Nos. 333-250212 and 333-251190) for our initial public offering, which exhibits are incorporated by reference as exhibits to this report. You may review these documents by accessing our public filings at the SEC’s website at www.sec.gov.

Subsequent to the Closing of the Codere Business Combination on November 30, 2021, the relevant code of ethics applicable to our directors and senior management is that of Holdco, which is included as an exhibit to this report.

Item 11. Executive Compensation.

No director or executive officer has received any cash compensation for services rendered to us. Commencing on December 7, 2020 through Closing, we were obligated to pay our sponsor $10,000 per month for providing us with general and administrative services, including office space, utilities and administrative support. However, this arrangement was solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee and the repayment of loans from our sponsor, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, have been or will be paid to our sponsor, members of our board of directors or management team prior to Closing of the Codere Business Combination, members of our current board of directors or management team, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination, including the Codere Business Combination (regardless of the type of transaction that it is).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants. The calculation of the percentage of beneficial ownership is based on 15,995,000 shares of common stock outstanding on September 30, 2021, consisting of 12,870,000 shares of Class A common stock and 3,125,000 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock(2)		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Shares of Common Stock
DD3 Sponsor Group, LLC(3)	296,000	2.3%	3,125,000	100.0%	21.4%
Dr. Martin M. Werner(4)	—	—	—	—	—
Jorge Combe(3)	296,000	2.3%	3,125,000	100.0%	21.4%
Daniel Salim(4)	—	—	—	—	—
Dr. Guillermo Ortiz(4)	—	—	—	—	—
Daniel Valdez(4)	—	—	—	—	—
Pedro Solís Cámara(4)	—	—	—	—	—
Luis Campos(4)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	296,000	2.3%	3,125,000	100.0%	21.4%
Hartree Partners, LP(5)	1,500,000	11.7%	—	—	9.4%
Baron Global Advantage Fund(6)	1,037,000	8.1%	—	—	6.5%
Castle Creek Arbitrage, LLC(7)	753,898	5.9%	—	—	4.7%
BlueCrest Capital Management Limited(8)	663,546	5.2%	—	—	4.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Pedregal 24, 3rd Floor, Interior 300, Colonia Molino del Rey, Del. Miguel Hidalgo, 11040 Mexico City, Mexico.

(2)	Shares of our Class B common stock automatically converted into shares of our Class A common stock upon Closing of the Codere Business Combination.

(3)	Represents securities held directly by our sponsor and indirectly by Jorge Combe as sole manager of our sponsor. Mr. Combe disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	Such individual does not beneficially own any of shares of our common stock. However, such individual has a pecuniary interest in shares of our common stock through an ownership interest in our sponsor.

(5)	According to a Schedule 13G/A filed with the SEC on September 27, 2021 on behalf of Hartree Partners, LP. The business address for this stockholder is 1185 Avenue of the Americas, New York, NY 10036.

(6)	Represents securities held (i) directly by Baron and an affiliated fund and (ii) with respect to securities held directly by Baron Global Advantage Fund (“BGA”), indirectly by Mr. Ronald Baron, the Chief Executive Officer of BGA. Baron also has an economic interest in our sponsor and therefore in certain of the founder shares held by our sponsor. Each of Baron, such affiliated fund and Mr. Baron disclaims beneficial ownership of all such securities except to the extent of their pecuniary interest therein. The business address for this stockholder is 767 Fifth Avenue, 48th Floor, New York, NY 10153.

(7)	According to a Schedule 13G filed with the SEC on February 16, 2021 on behalf of Castle Creek Arbitrage, LLC (“Castle Creek”), Mr. Allan Weine, CC ARB West, LLC and CC Arbitrage, Ltd. Castle Creek serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd. Mr. Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the 634,782 and 119,116 shares directly owned by CC ARB West, LLC and CC Arbitrage, Ltd., respectively. The business address of each of the reporting persons is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(8)	According to a Schedule 13G filed with the SEC on February 5, 2021 on behalf of BlueCrest Capital Management Limited (the “Investment Manager”) and Michael Platt. The Investment Manager serves as investment manager to Millais Limited (the “Fund”), and Mr. Platt serves as principal, director, and control person of the Investment Manager. Millais USA LLC acts as sub-investment manager of the Fund and reports to the Investment Manager. Each of the Investment Manager and Mr. Platt may be deemed the beneficial owner of the 663,546 shares held for the account of the Fund. The business address of each of the reporting persons is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR.

As of February 16, 2022, the Company was a wholly-owned subsidiary of Holdco. As of February 16, 2022, none of our directors or executive officers beneficially owned any equity securities of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 13, 2020, we issued 2,875,000 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.009 per share, in connection with our organization. On December 7, 2020, we effected a stock dividend of 287,500 shares with respect to our Class B common stock, resulting in there being an aggregate of 3,162,500 founder shares outstanding. On December 10, 2020, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, simultaneously with the consummation of our initial public offering, our sponsor forfeited an aggregate of 37,500 founder shares to us at no cost, and 3,125,000 founder shares remain outstanding at September 30, 2021, representing an adjusted purchase price of approximately $0.008 per share.

On December 10, 2020, the founder shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow until the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Simultaneously with the consummation of our initial public offering, including the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 370,000 private units to our sponsor and the forward purchase investors at a price of $10.00 per private unit, generating total proceeds of $3,700,000. Among the private units, our sponsor purchased an aggregate of 296,000 private units and the forward purchase investors purchased an aggregate of 74,000 private units. Immediately following the closing of our initial public offering, a total of $125,000,000 of the net proceeds from our initial public offering and the private placement was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee. The private units are identical to the units sold in our initial public offering, except that if held by the initial purchasers or their permitted transferees, the underlying private warrants (i) may be exercised on a cashless basis and (ii) are not subject to redemption. If the private units are held by holders other than the initial purchasers or their permitted transferees, then the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. In addition, the private units (and the securities underlying the private units) are not transferable, assignable or salable until after the completion of our initial business combination, subject to certain limited exceptions.

Our sponsor loaned us an aggregate of $105,747 in connection with the expenses of our initial public offering, pursuant to the terms of a promissory note. We fully repaid the loans from our sponsor at the closing of our initial public offering on December 10, 2020.

Pursuant to an agreement with our sponsor, we pay our sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative support. We began incurring these fees on December 7, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation. We believe, based on rents and fees for similar services, that the administrative fee is at least as favorable as we could have obtained from an unaffiliated person.

In connection with our initial public offering, we entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in the Amended and Restated Certificate of Incorporation.

Other than the $10,000 per month administrative fee and the repayment of loans from our sponsor, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, have been or will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is).

In connection with the Codere Business Combination, (i) Baron elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the Baron Forward Purchase Agreement, and (ii) MG elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the MG Forward Purchase Agreement, in each case in a private placement that occurred immediately prior to the Merger.

Additionally, Baron had an economic interest in the sponsor and therefore in certain of the founder shares held by our sponsor, and MG had the right to acquire, at the original purchase price, certain of the founder shares held by our sponsor immediately prior to the closing of our initial business combination.

Baron also agreed not to have the Baron IPO Shares redeemed and to certain transfer restrictions with respect to such shares pursuant to the Baron Support Agreement.

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company entered into two separate Subscription Agreements with DD3 Capital and Larrain, in each case to which Holdco is also a party, pursuant to which the Company issued and sold, in a private placement that closed immediately prior to the Merger, (i) an aggregate of 500,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $5,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, to DD3 Capital and its permitted transferees, and (ii) an aggregate of 1,224,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $12,240,000, at a price of $10.00 per each share of the Company’s Class A common stock, to Larrain and its permitted transferees.

The holders of founder shares, as well as certain holders of the private units (and all underlying securities), were entitled to certain registration rights pursuant to a registration rights agreement, dated as of December 7, 2020, among the Company and such holders. Such agreement was terminated and superseded by the Registration Rights and Lock-Up Agreement which the Company, Codere Newco, Holdco, the Sponsor, the forward purchase investors and the other parties thereto entered into at Closing (the “Registration Rights and Lock-Up Agreement”), which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights and Lock-Up Agreement, Holdco agreed that, within 30 calendar days after the Closing date, it will file with the SEC a registration statement to permit the public resale of certain Holdco Ordinary Shares and Holdco warrants (including underlying securities) held by the Holders (as defined in the Registration Rights and Lock-Up Agreement), and that it will use its reasonable best efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days following the filing deadline, provided that the effectiveness deadline will be extended to 90 calendar days after the filing deadline if the registration statement is reviewed by, and receives comments from, the SEC.

Holdco also granted certain registration rights to DD3 Capital, Larrain and their permitted transferees under the Subscription Agreements.

Related Party Policy

As of September 30, 2021 and until the Merger Effective Time, our code of ethics required us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, was responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considered all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may have participated in the approval of any transaction in which he is a related party, but that director was required to provide the audit committee with all material information concerning the transaction. We also required each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures were intended to determine whether any such related party transaction impaired the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that was affiliated with any of our sponsor, officers or directors unless we had obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination was fair to our unaffiliated stockholders from a financial point of view. We would also have needed to obtain approval of a majority of our disinterested independent directors.

Director Independence

Nasdaq listing standards required that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Prior to the Closing of the Codere Business Combination and to the Company’s delisting from Nasdaq, our board of directors determined that Dr. Ortiz and Messrs. Valdez, Solís Cámara and Campos were “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors had regularly scheduled meetings at which only independent directors were present. Any affiliated transactions would have been on terms no less favorable to us than could be obtained from independent parties. Our board of directors would have reviewed and approved all affiliated transactions with any interested director abstaining from such review and approval.

Item 14. Principal Accountant Fees and Services.

Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 30, 2020 (inception) through September 30, 2021 totaled $110,657. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 30, 2020 (inception) through September 30, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from September 30, 2020 (inception) through September 30, 2021.

All Other Fees. We did not pay Marcum for other services for the period from September 30, 2020 (inception) through September 30, 2021.

Pre-Approval Policy

Prior to Closing of the Codere Business Combination, our board of directors had an audit committee which was composed solely of independent directors. Our audit committee was formed in connection with the consummation of our initial public offering. As a result, our audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee and up to Closing of the Business Combination, the audit committee pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated December 7, 2020, between the Company and EarlyBirdCapital, Inc.
1.2(1)	Business Combination Marketing Agreement, dated December 7, 2020, between the Company and EarlyBirdCapital, Inc.
2.1(2)	Business Combination Agreement, dated as of June 21, 2021, among the Company, Codere Newco, S.A.U., Servicios de Juego Online S.A.U., Codere Online Luxembourg, S.A. and Codere Online U.S. Corp.
3.1(1)	Amended and Restated Certificate of Incorporation of the Company in effect prior to November 30, 2021
3.2(3)	Bylaws in effect prior to November 30, 2021
3.3(4)	Amended and Restated Certificate of Incorporation of the Company dated as of November 30, 2021
3.4*	Bylaws dated as of November 30, 2021
4.1(3)	Specimen Unit Certificate
4.2(3)	Specimen Class A Common Stock Certificate
4.3(3)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company
4.5(4)	Assignment, Assumption and Amendment Agreement, dated November 30, 2021, by and among the Company, Codere Online Luxembourg, S.A. and Continental Stock Transfer & Trust Company.
4.6*	Description of Securities
10.1(1)	Letter Agreement, dated December 7, 2020, among the Company, DD3 Sponsor Group, LLC, MG Partners Multi-Strategy Fund LP and each of the officers, directors and initial stockholders of the Company
10.2(1)	Investment Management Trust Agreement, dated December 7, 2020, between the Company and Continental Stock Transfer & Trust Company
10.3(1)	Registration Rights Agreement, dated December 7, 2020, among the Company, DD3 Sponsor Group, LLC and certain securityholders
10.4(1)	Stock Escrow Agreement, dated December 7, 2020, among the Company, Continental Stock Transfer & Trust Company and certain securityholders
10.5(1)	Administrative Services Agreement, dated December 7, 2020, between the Company and DD3 Sponsor Group, LLC

No.	Description of Exhibit
10.6(1)	Subscription Agreement for Private Units, dated December 7, 2020, between the Company and DD3 Sponsor Group, LLC
10.7(1)	Subscription Agreement for Private Units, dated December 7, 2020, between the Company and MG Partners Multi-Strategy Fund LP
10.8(1)	Subscription Agreement for Private Units, dated November 17, 2020, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund
10.9(3)	Form of Indemnity Agreement
10.10(3)	Subscription Agreement for Founder Shares, dated October 13, 2020, between the Company and DD3 Sponsor Group, LLC
10.11(3)	Promissory Note, dated October 13, 2020, issued to DD3 Sponsor Group, LLC
10.12(2)	Investor Support Agreement, dated as of June 21, 2021, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund
10.13(2)	Form of Subscription Agreement
10.14(3)	Forward Purchase Agreement, dated November 17, 2020, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund
10.15(2)	Amendment No. 1 to Forward Purchase Agreement, dated as of June 21, 2021, among the Company, Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund
10.16(3)	Forward Purchase Agreement, dated November 19, 2020, between the Company and MG Partners Multi-Strategy Fund LP
10.17(2)	Amendment No. 1 to Forward Purchase Agreement, dated as of June 21, 2021, between the Company and MG Partners Multi-Strategy Fund LP
10.18(4)	Registration Rights and Lock-Up Agreement, dated November 30, 2021, by and between Codere Online Luxembourg, S.A., the Company and certain stockholders of Codere Online Luxembourg, S.A. and the Company
14.1(3)	Code of Ethics in effect prior to Closing of the Codere Business Combination
14.2*	Code of Ethics and Integrity in effect following Closing of the Codere Business Combination
24*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Audit Committee Charter
99.2(3)	Compensation Committee Charter
99.3(3)	Nominating Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 22, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary.

Not applicable.

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II) (the “Company”) as of September 30, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 30, 2020 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the period from September 30, 2020 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Boston, MA
February 16, 2022

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

BALANCE SHEET

SEPTEMBER 30, 2021

ASSETS
Current assets
Cash	$268,360
Prepaid expenses	121,450
Total Current Assets	389,810

Cash and marketable securities held in Trust Account	125,056,567
Total Assets	$125,446,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,152,917
Total Current Liabilities	1,152,917
Warrant Liability	223,850
Total Liabilities	1,376,767

Commitments and contingencies

Class A common stock subject to possible redemption, 12,500,000 shares at redemption value	125,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 370,000 issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,125,000 shares issued and outstanding (1)	312
Additional paid-in capital	—
Accumulated deficit	(930,739)
Total Stockholders’ Deficit	(930,390)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,446,377

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend (see Note 6).

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Formation and operating costs	$1,521,995
Loss from operations	(1,521,995)

Other income (expense):
Change in fair value of warrant liability	(114,700)
Interest income on marketable securities held in Trust Account	50,181
Unrealized gain on marketable securities held in Trust Account	6,386
Other expense, net	(58,133)

Net loss	$(1,580,128)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	10,102,740

Basic and diluted net loss per share, Class A common stock subject to redemption	$(0.12)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,261,712

Basic and diluted net loss per share, Non-redeemable common stock	$(0.12)

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock						Additional		Total
	Subject to Possible Redemption		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – September 30, 2020	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	—	—	3,162,500	316	24,684	—	25,000
Sale of 12,500,000 Units	12,500,000	120,757,490	—	—	—	—	—	—	—
Deemed capital contribution from issuance of private placement units	—	—	370,000	37	—	—	3,699,963	—	3,700,000
Warrant liability	—	—	—	—	—	—	(109,150)	—	(109,150)
Forfeiture of Founder Shares	—	—	—	—	(37,500)	(4)	4	—	—
Accretion of Class A common stock subject to possible redemption	—	4,242,510	—	—	—	—	(3,615,501)	649,389	(2,966,112)
Net loss	—	—	—	—	—	—	—	(1,580,128)	(1,580,128)
Balance – September 30, 2021	12,500,000	$125,000,000	370,000	$37	3,125,000	$312	$—	$(930,739)	$(930,390)

(1)	On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock (see Note 6).

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,580,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(50,181)
Unrealized gain on marketable securities held in Trust Account	(6,386)
Change in change in fair value of warrant liability	114,700
Offering cost allocable to warrant liability	396
Changes in operating assets and liabilities:
Prepaid expenses	(121,450)
Accrued expenses	1,112,917
Net cash used in operating activities	(530,132)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Units	3,700,000
Proceeds from promissory note – related party	155,747
Repayment of promissory note – related party	(155,747)
Payments of offering costs	(426,508)
Net cash provided by financing activities	125,798,492

Net Change in Cash	268,360
Cash – Beginning	—
Cash – Ending	$268,360

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$125,000,000

CODERE ONLINE U.S. CORP. (f/k/a DD3 ACQUISITION CORP. II)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II) (the “Company”) was incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. We do not expect to generate any operating revenues. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Units, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. The Company was required to complete a Business Combination with one or more target businesses that together had an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company would only complete a Business Combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company was required to provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders were entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There would be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company would only proceed with a Business Combination if the Company had net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company sought stockholder approval, a majority of the shares voted were voted in favor of the Business Combination. If a stockholder vote was not required by law and the Company did not decide to hold a stockholder vote for business or other reasons, the Company would, pursuant to its Amended and Restated Certificate of Incorporation in effect prior to Closing of the Codere Business Combination (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction was required by law, or the Company decided to obtain stockholder approval for business or other reasons, the Company would offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company sought stockholder approval in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers and directors agreed to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder could elect to convert their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

If the Company sought stockholder approval of a Business Combination and it did not conduct conversions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provided that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company’s Sponsor, initial stockholders, officers and directors agreed (a) to waive their conversion rights with respect to any Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination or any amendment to the Amended and Restated Certificate of Incorporation prior thereto and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligations with respect to conversion rights as described in the Company’s final prospectus for its Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provided the public stockholders with the opportunity to convert their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The Company had until December 10, 2022 to complete a Business Combination (the “Combination Period”). If the Company was unable to complete a Business Combination within the Combination Period, the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares, which redemption would have completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolved and liquidated, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There would be no conversion rights or liquidating distributions with respect to the Company’s warrants, which would expire worthless if the Company failed to complete a Business Combination within the Combination Period.

The Company’s Sponsor, initial stockholders, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company had failed to complete a Business Combination within the Combination Period. However, if the Company’s Sponsor, initial stockholders, officers or directors acquired Public Shares in or after the Initial Public Offering, such Public Shares would have been entitled to liquidating distributions from the Trust Account if the Company failed to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution would have been less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduced the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability would not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would not be responsible to the extent of any liability for such third-party claims. The Company would seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company did business, executed agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination

On June 21, 2021, we entered into the Business Combination Agreement with Codere Newco, S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain (“Codere Newco”), Servicios de Juego Online S.A.U., a corporation (sociedad anónima unipersonal) registered and incorporated under the laws of Spain (“SEJO”), Codere Online Luxembourg, S.A., a limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”) and Codere Online U.S. Corp., a Delaware corporation (“Merger Sub”) (the “Business Combination Agreement”), which provided for the business combination that resulted, among other things, in the Company and SEJO becoming wholly-owned subsidiaries of Holdco (the “Codere Business Combination”). In connection with the Codere Business Combination, Holdco filed a registration statement on Form F-4 (File No. 333-258759) (as subsequently amended, the “Form F-4”) with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2021 that included a proxy statement with respect to our special meeting of stockholders which was held on November 18, 2021 to approve the Business Combination Agreement, among other matters, as well as a prospectus of Holdco with respect to the issuance of Holdco securities in the Codere Business Combination.

Pursuant to the Business Combination Agreement, following the effectiveness of (i) the contribution and exchange, effective at 10:00 a.m. New York time on November 29, 2021 (the “Exchange Effective Time”), by Codere Newco of its ordinary shares of SEJO, all with a nominal value of €1.00 per share, (the “SEJO Ordinary Shares”) to Holdco in exchange for additional ordinary shares of Holdco, with a nominal value of €1.00 per share (the “Holdco Ordinary Shares”), which were subscribed for by Codere Newco (the “Exchange”), as contemplated by and pursuant to the Contribution and Exchange Agreement, dated as of June 21, 2021, by and between Holdco, SEJO and Codere Newco (the “Contribution and Exchange Agreement”) and (ii) the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Holdco (the “Merger”) at 12:01 a.m. New York time on November 30, 2021 (the “Merger Effective Time”), the parties consummated the Codere Business Combination and SEJO and the Company became direct wholly-owned subsidiaries of Holdco. Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order:

●	pursuant to the Contribution and Exchange Agreement, Codere Newco, effective on the Exchange Effective Time, contributed its SEJO Ordinary Shares constituting all the issued and outstanding share capital of SEJO to Holdco in exchange for additional Holdco Ordinary Shares, which were subscribed for by Codere Newco. As a result of the Exchange, SEJO became a wholly-owned subsidiary of Holdco and Holdco continued to be a wholly-owned subsidiary of Codere Newco at the Exchange Effective Time;

●	after the Exchange and immediately prior to the Merger Effective Time, each share of the Company’s Class B common stock automatically converted into and exchanged for one share of the Company’s Class A common stock (the “Class B Conversion”);

●	on the Closing date, pursuant to the Merger, Merger Sub merged with and into the Company, with the Company surviving such merger and becoming a direct wholly-owned subsidiary of Holdco and, in connection therewith, the Company’s corporate name changed to “Codere Online U.S. Corp.”;

●	in connection with the Merger, all shares of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time, but after the Class B Conversion, were contributed to Holdco in exchange for the Merger Consideration (as defined in the Business Combination Agreement) in the form of one Holdco Ordinary Share for each share of the Company’s Class A common stock pursuant to the share capital increase of Holdco by way of the issuance of one Holdco Ordinary Share in consideration of each share of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time (which for the avoidance of doubt did not include shares of the Company’s Class A common stock as to which redemption rights were exercised) (the “Holdco Capital Increase”), as set forth in the Business Combination Agreement; and

●	as of the Merger Effective Time, each warrant of the Company that was outstanding immediately prior to the Merger Effective Time no longer represented a right to acquire one share of the Company’s DD3 Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms.

Codere Newco held 30,000,000 Holdco Ordinary Shares upon consummation of the Exchange.

At the Merger Effective Time, each share of the Company’s Class A common stock issued and outstanding immediately prior to the Merger Effective Time was exchanged for one validly issued and fully paid Holdco Ordinary Share.

The terms of the Business Combination Agreement and other related ancillary agreements entered into in connection with the closing of the Codere Business Combination (the “Closing”) are summarized in more detail in our Current Report on Form 8-K filed with the SEC on June 22, 2021 and in the Form F-4.

Liquidity and Management’s Plans

As of September 30, 2021, the Company had approximately $268,360 in cash and a working capital deficit of $583,674. The Company’s liquidity needs through September 30, 2021 and prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of up to $300,000 under the promissory note (Note 5). The Company borrowed and repaid $105,747 as of the date of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity had been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Management was of the belief that the funds which the Company had available at September 30, 2021 were insufficient to sustain operations for a period of at least one (1) year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern existed.

On June 21, 2021, the Company entered into the Business Combination Agreement and subsequently on November 30, 2021, the Codere Business Combination closed, which provided the Company access to additional capital that is sufficient to sustain operations and meet obligations as they become due within one year. As such, substantial doubt has been alleviated.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounted for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption were classified as a liability instrument and were measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) was classified as temporary equity. At all other times, common stock was classified as stockholders’ equity. The Company’s Class A common stock featured certain redemption rights that were considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption was presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

The Company accounted for the Private Warrants (as defined below) in accordance with the guidance contained in ASC 815-40, under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the Company’s Private Warrants were not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Company classified the Private Warrants as liabilities at their fair value and adjusted the Private Warrants to fair value at each reporting period. These liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the statement of operations. The Private Warrants were valued using a modified Black Scholes model.

Offering Costs

The Company accounted for offering costs in accordance with the guidance contained in ASC 340, Other assets and deferred costs and Staff Accounting Bulletin Topic 5A, Miscellaneous Accounting – Expenses of the Offering. Under the guidance, costs consisting of legal, accounting and other expenses that were incurred directly in relation to the Initial Public Offering were deferred and charged to stockholders’ equity upon consummation of the Initial Public Offering. Offering costs also included underwriting discounts and fees that were due upon consummation of the Initial Public Offering, although these costs were not deferred as they were not incurred until the date of the Initial Public Offering. The Company incurred $2,966,508 related to the issuance of Class A common stock which was charged to stockholders’ equity, consisting of $2,500,000 of underwriting fees and $466,508 of other offering costs.

Income Taxes

The Company followed the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities were recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date. Valuation allowances were established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2021, which were not redeemable and were not redeemable at fair value, were excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company had not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 370,000 Units in the calculation of diluted loss per share, since the exercise of the warrants was contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share was the same as basic net loss per common share for the periods presented.

The Company’s statement of operations included a presentation of net earnings (loss) per share of common stock subject to possible redemption and allocated the net income (loss) into the two classes of stock in calculating net earnings (loss) per common share, basic and diluted. For Class A redeemable common stock, net earnings (loss) per common share was calculated by dividing the net loss by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. For Class B non-redeemable common stock, neat earnings (loss) per share was calculated by dividing the net loss by the weighted average number of Class B nonredeemable common stock outstanding for the period. Class B non-redeemable common stock included the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

 The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period from September 30, 2020 (Inception) Through September 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Net loss	$(1,194,483)
Net loss attributable to Class A common stock subject to possible redemption	$(1,194,483)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,102,740
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.12)

Non-Redeemable Class B common stock
Numerator: Net loss minus net earnings
Net loss	$(385,644)
Non-redeemable net loss	$(385,644)
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	3,261,712
Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximated the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We have not yet assessed the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Certain funds affiliated with Baron Capital Group, Inc., which are members of the Sponsor, and MG Partners Multi-Strategy Fund LP (collectively, the “Forward Purchase Investors”) entered into contingent forward purchase agreements with the Company as described in Note 6. Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company entered into two separate Subscription Agreements with DD3 Capital Partners S.A. de C.V. (“DD3 Capital”) and Larrain Investment Inc. (“Larrain”) (the “Subscription Agreements”) as described in Note 6.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 13, 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On December 7, 2020, the Company effected a stock dividend of 287,500 shares with respect to the Class B common stock, resulting in an aggregate of 3,162,500 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend effectuated on December 7, 2020. The Founder Shares included an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Shares). As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 37,500 Founder Shares were forfeited, resulting in an aggregate of 3,125,000 Founder Shares issued and outstanding.

The Company’s Sponsor, initial stockholders, officers and directors agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of one year after the date of the consummation of a Business Combination and the date on which the closing price of the Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing 150 days after a Business Combination, or earlier if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due from Sponsor

As of December 10, 2020, the Company advanced the Sponsor an aggregate of $25,000, which is included in prepaid expenses in the accompanying condensed balance sheet. The outstanding balance of the $25,000 due was repaid on January 11, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and administrative support. For the period from September 30, 2020 (inception) through September 30, 2021, the Company incurred $100,000, respectively, in fees for these services, of which $80,000 is included in accrued expenses in the accompanying condensed balance sheet at September 30, 2021.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, as well as certain holders of the Private Units (and all underlying securities), were entitled to certain registration rights pursuant to a registration rights agreement, dated as of December 7, 2020, among the Company and such holders. Such agreement was terminated and superseded by the Registration Rights and Lock-Up Agreement which the Company, Codere Newco, Holdco, the Sponsor, the Forward Purchase Investors and the other parties thereto entered into at Closing (the “Registration Rights and Lock-Up Agreement”), which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights and Lock-Up Agreement, Holdco agreed that, within 30 calendar days after the Closing date, it will file with the SEC a registration statement to permit the public resale of certain Holdco Ordinary Shares and Holdco warrants (including underlying securities) held by the Holders (as defined in the Registration Rights and Lock-Up Agreement), and that it will use its reasonable best efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days following the filing deadline, provided that the effectiveness deadline will be extended to 90 calendar days after the filing deadline if the registration statement is reviewed by, and receives comments from, the SEC.

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

Forward Purchase Agreements

In connection with the Codere Business Combination, (i) Baron Global Advantage Fund, Baron Emerging Markets Fund and Destinations International Equity Fund, certain funds affiliated with Baron Capital Group, Inc. (collectively, “Baron”) elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the Forward Purchase Agreement, dated as of November 17, 2020, by and between the Company and Baron, as amended on June 21, 2021 (the “Baron Forward Purchase Agreement”), and (ii) MG Partners Multi-Strategy Fund LP (“MG”) elected to purchase an aggregate of 2,500,000 shares of the Company’s Class A common stock for an aggregate purchase price of $25,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, pursuant to the terms of the Forward Purchase Agreement, dated as of November 19, 2020, by and between DD3 and MG, as amended on June 21, 2021 (the “MG Forward Purchase Agreement”), in each case in a private placement that occurred immediately prior to the Merger.

Subscription Agreements

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company entered into two separate Subscription Agreements with DD3 Capital and Larrain, in each case to which Holdco is also a party, pursuant to which the Company issued and sold, in a private placement that closed immediately prior to the Merger, (i) an aggregate of 500,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $5,000,000, at a price of $10.00 per each share of the Company’s Class A common stock, to DD3 Capital and its permitted transferees, and (ii) an aggregate of 1,224,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $12,240,000, at a price of $10.00 per each share of the Company’s Class A common stock, to Larrain and its permitted transferees. Holdco also granted certain registration rights to DD3 Capital, Larrain and their permitted transferees under the Subscription Agreements.

Warrant Amendment Agreement

In connection with the Closing of the Codere Business Combination, the Company, Holdco and Continental Stock Transfer & Trust Company, as warrant agent, entered into an agreement at Closing (the “Warrant Amendment Agreement”) to amend the warrant agreement, dated as of December 7, 2020, by and between the Company and Continental, as warrant agent, governing the Public Warrants and Private Warrants entered into by the Company, Holdco and Continental, as warrant agent (the “Original Warrant Agreement”), pursuant to which, among others, as of the Merger Effective Time, (i) each of the issued Public Warrants and Private Warrants that was outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire one share of the Company’s Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms as set forth in the Original Warrant Agreement and (ii) the Company assigned to Holdco all of the Company’s right, title and interest in and to the Original Warrant Agreement and Holdco assumed, and agreed to pay, perform, satisfy and discharge in full, all of the Company’s liabilities and obligations under the Original Warrant Agreement arising from and after the Merger Effective Time.

Baron Support Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company entered into the Investor Support Agreement with Baron (the “Baron Support Agreement”), pursuant to which Baron irrevocably waived its redemption rights with respect to 996,069 public shares acquired by Baron in the Company’s Initial Public Offering (the “Baron IPO Shares”) and agreed not to (a) redeem, or exercise any of its redemption rights with respect to, any Baron IPO Shares in connection with the Company’s special meeting of stockholders to approve the Business Combination Agreement and the Codere Business Combination and (b) to certain transfer restrictions with respect to the Baron IPO Shares. The Baron Support Agreement and the obligations of Baron under the Baron Support Agreement automatically terminated upon the Closing of the Codere Business Combination. The Baron Support Agreement was subject to customary conditions, covenants, representations and warranties.

Pursuant to the Business Combination Agreement, the Company undertook not to amend, modify, waive or otherwise change any of the Baron Support Agreement, Forward Purchase Agreements and Subscription Agreements without the prior written consent of SEJO, such consent not to be unreasonably withheld, delayed or conditioned.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — At September 30, 2021, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may have been determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — At September 30, 2021, the Company was authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock were entitled to one vote for each share. At September 30, 2021, there were 12,870,000 shares of Class A common stock issued and outstanding, including 12,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — At September 30, 2021, the Company was authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock were entitled to one vote for each share. At September 30, 2021, there were 3,125,000 shares of Class B common stock issued and outstanding.

At September 30, 2021, only holders of Class B common stock had the right to vote on the election of directors prior to a Business Combination. Holders of Class A common stock and Class B common stock would vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

After the Exchange and immediately prior to the Merger Effective Time, each share of the Company’s Class B common stock automatically converted into and exchanged for one share of the Company’s Class A common stock (the Class B Conversion).

At February 16, 2022, the Company is authorized to issue up to 1,000 shares of common stock with a par value of $0.01 per share. At February 16, 2022, there were 100 shares of common stock issued and outstanding.

NOTE 8. WARRANTS

In connection with the Closing of the Codere Business Combination, the Company, Holdco and Continental Stock Transfer & Trust Company, as warrant agent, entered into the Warrant Amendment Agreement, pursuant to which, among others, as of the Merger Effective Time, (i) each of the issued Public Warrants and Private Warrants that was outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire one share of the Company’s Class A common stock and instead represented the right to acquire one Holdco Ordinary Share on substantially the same terms as set forth in the Original Warrant Agreement and (ii) the Company assigned to Holdco all of the Company’s right, title and interest in and to the Original Warrant Agreement and Holdco assumed, and agreed to pay, perform, satisfy and discharge in full, all of the Company’s liabilities and obligations under the Original Warrant Agreement arising from and after the Merger Effective Time.

The Holdco public warrants became exercisable as of December 30, 2021. The Holdco public warrants will expire five years after the consummation of the Codere Business Combination or earlier upon redemption or liquidation.

Under the terms of the Original Warrant Agreement, Public Warrants were only exercisable for a whole number of shares. No fractional shares were issuable upon exercise of the Public Warrants. The Company could redeem the Public Warrants (excluding the Private Warrants):

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

If and when the warrants became redeemable by the Company, the Company may have exercised its redemption right even if it were unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Under the terms of the Original Warrant Agreement, if the Company called the Public Warrants for redemption, management would have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Original Warrant Agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may have been adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants would not have been adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event would the Company have been required to net cash settle the warrants. If the Company had been unable to complete a Business Combination within the Combination Period and the Company liquidated the funds held in the Trust Account, holders of warrants would not have received any of such funds with respect to their warrants, nor will they have received any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants could have expired worthless.

In addition, under the terms of the Original Warrant Agreement, if (x) the Company issued additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to have been determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by the Sponsor, initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represented more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated its initial Business Combination (such price, the “Market Value”) was below $9.20 per share, then the exercise price of the warrants would have been adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants would have been adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Private Warrants were identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock that were issuable upon the exercise of the Private Warrants would not have been transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants would have been exercisable on a cashless basis and would be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants would be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$125,056,567

Liabilities:
Warrant Liability – Private Warrants	3	$223,850

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheet. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statement of operations.

The Private Warrants were valued using a modified Black Scholes model, which is considered to be a Level 3 fair value measurement. The modified Black Scholes model’s primary unobservable input utilized in determining the fair value is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability as of September 30, 2021:

Risk-free interest rate	0.98%
Effective expiration date	12/07/2026
Dividend yield	0.00%
Expected volatility	18.25%
Exercise price	$11.50
Unit Price	$1.22

The following table presents the changes in the fair value of Private Warrants:

Fair value as of September 30, 2020 (inception)	$—
Change in fair value	223,850
Fair value as of September 30, 2021	$223,850

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period from September 30, 2020 (inception) through September 30, 2021.

NOTE 10. INCOME TAX

The Company’s net deferred tax assets at September 30, 2021 is as follows:

September 30,
2021
Startup/organization expenses	$256,543
Unrealized gains on marketable securities	(1,341)
Net operating loss	52,538
Total deferred tax assets	307,740
Valuation allowance	(307,740)
Deferred tax assets	$—

The income tax provision for the year ended September 30, 2021 consists of the following:

September 30,
2021
Current expense (benefit)
Federal	$—
State	—

Deferred expense (benefit)
Federal	(307,740)
State	—

Change in Valuation Allowance	307,740

Income tax provision	$—

As of September 30, 2021, the Company had a federal net operating loss carryover of $250,181 available to offset future taxable income. The federal net operating loss will be carryforward indefinitely while any state net operating loss will carryforward a maximum of 20 years.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended September 30, 2021, the change in the valuation allowance was $307,740.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2021 is as follows:

September 30,
2021
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Change in fair value of warrant liabilities	(1.52)%
Valuation allowance	(19.48)%
Income tax provision	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended September 30, 2021 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than those identified below.

As described above, on November 30, 2021, the Codere Business Combination was completed pursuant to the terms of the Business Combination Agreement, which among other things provided for the Merger. In connection with the consummation of the Codere Business Combination , “DD3 Acquisition Corp. II” was renamed “Codere Online U.S. Corp.” Also in connection with the consummation of the Codere Business Combination, the Company became a direct, wholly-owned subsidiary of Holdco.

On November 30, 2021, the Nasdaq Stock Market LLC filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, warrants and Class A common stock. As a result, the Company’s units, warrants and Class A common stock were delisted on the Nasdaq. On December 14, 2021, the Company filed a Form 15 certifying the deregistration of its units, warrants and Class A common stock under Section 12(g) of the Exchange Act and suspension of its duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company’s reporting obligations under Section 15(d) of the Exchange Act have been suspended.

On January 27, 2022, the Company filed amended 10-Q/A Quarterly Reports for the periods ending December 31, 2020, March 31, 2021 and June 30, 2021 to restate the financial statements to correct accounting errors related to the classification Private Placement Warrants and shares subject to possible redemption.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codere Online U.S. Corp. (f/k/a DD3 Acquisition Corp. II)

Date: February 16, 2022	By:	/s/ Gonzalo de Osma Bucero
	Name:	Gonzalo de Osma Bucero
	Title:	Director, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: February 16, 2022	By:	/s/ Moshe Edree
	Name:	Moshe Edree
	Title:	Director

Date: February 16, 2022	By:	/s/ Oscar Iglesias
	Name:	Oscar Iglesias
	Title:	Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gonzalo de Osma Bucero, Moshe Edree and Oscar Iglesias jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gonzalo de Osma Bucero	Director, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	February 16, 2022
Gonzalo de Osma Bucero

/s/ Moshe Edree	Director	February 16, 2022
Moshe Edree

/s/ Oscar Iglesias	Director	February 16, 2022
Oscar Iglesias